Form 10-Q
period 2016-03-31
CNL Healthcare Properties II, Inc.
filed 2016-05-06
CIK 1648383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  333-206017

CNL Healthcare Properties II, Inc.

(Exact name of registrant as specified in its charter)

Maryland	47-4524619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of April 29, 2016 was 20,000.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2016	2015
Cash	$200,000	$200,000
Total assets	$200,000	$200,000
Commitments and contingencies (Note 4)
STOCKHOLDER’S EQUITY
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 20,000 shares issued and outstanding as of December 31, 2015	—	200
Class A Common stock, $0.01 par value per share, 1,200,000,000 shares authorized, 20,000 shares issued and outstanding as of March 31, 2016	200	—
Class T Common stock, $0.01 par value per share, 700,000,000 shares authorized; none issued or outstanding as of March 31, 2016	—	—
Class I Common stock, $0.01 par value per share, 100,000,000 shares authorized; none issued or outstanding as of March 31, 2016	—	—
Capital in excess of par value	199,800	199,800
Total stockholder’s equity	$200,000	$200,000

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Three Months Ended March 31, 2016 (Unaudited) and the Year Ended December 31, 2015

	Common Stock
			Class A		Class T		Class I		Capital in	Total
	Number	Par	Number	Par	Number	Par	Number	Par	Excess of	Stockholder’s
	of Shares	Value	of Shares	Value	of Shares	Value	of Shares	Value	Par Value	Equity
Balance at December 31, 2015	20,000	$200	—	$—	―	$—	—	$—	$199,800	$200,000
Conversion of initial shares	(20,000)	(200)	20,000	200	—	—	—	—	—	—
Subscriptions received for common stock	―	―	―	―	―	—	—	—	―	―
Balance at March 31, 2016	—	$—	20,000	$200	—	$—	—	$—	$199,800	$200,000

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

1.	Organization

CNL Healthcare Properties II, Inc. (“Company”) is a Maryland corporation organized on July 10, 2015 that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the year ending December 31, 2016 or the year in which the Company commences material operations.  The Company is sponsored by CNL Financial Group, LLC (“CNL”) and was formed primarily to acquire and manage a diversified portfolio of healthcare real estate and real estate-related assets that it believes will generate a steady current return and provide long-term value to its stockholders.  It intends to focus on investing, primarily in the United States, within the seniors housing, medical office, acute care and post-acute care sectors, as well as other types of real estate and real estate-related securities and loans.

The Company is externally managed and advised by CHP II Advisors, LLC (“Advisor”), an affiliate of CNL.  The Advisor provides advisory services to the Company relating to substantially all aspects of its investments and operations, including real estate acquisitions, asset management and other operational matters.  During the period from July 10, 2015 to December 31, 2015, the Company sold 20,000 shares of common stock to the Advisor for an aggregate purchase price of $200,000, and these shares were converted into 20,000 Class A shares upon the filing of the Company’s Articles of Amendment and Restatement in March 2016.  The Company did not pay any selling commissions or dealer manager fees in connection with the sale of these shares.

On March 2, 2016, pursuant to a registration statement on Form S-11 under the Securities Act of 1933, the Company commenced its initial public offering of up to $1,750,000,000, in any combination, of Class A, Class T and Class I shares of common stock (“Primary Offering”) on a “best efforts” basis, which means that CNL Securities Corp. (“Dealer Manager”), an affiliate of CNL, will use its best efforts but is not required to sell any specific amount of shares.  The Company also intends to offer up to $250,000,000, in any combination, of Class A, Class T and Class I shares to be issued pursuant to a distribution reinvestment plan (“Reinvestment Plan” and, together with the Primary Offering, the “Offering”).  The Company reserves the right to reallocate the shares offered between the Primary Offering and the Reinvestment Plan.

As of March 31, 2016, the Company’s subscription proceeds for its common stock had not reached the minimum offering amount of $2,000,000, and therefore the Company has not begun admitting stockholders.

The Company intends to conduct substantially all of its operations either directly or indirectly through an operating partnership, CHP II Partners, LP (“Operating Partnership”), in which the Company is the sole limited partner and its wholly-owned subsidiary, CHP II GP, LLC, is the sole general partner.  While the Company will have no operations prior to receiving subscriptions in excess of the minimum offering amount of $2,000,000, it expects that substantially all of the net proceeds of its Offering will be contributed to the Operating Partnership in exchange for partnership interests.

The Company generally expects to lease its seniors housing properties to wholly-owned taxable REIT subsidiary entities (each, a “TRS”) and engage independent third-party managers under management agreements to operate the properties as permitted under REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, the Company may also lease its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs). Medical office, acute care and post-acute care properties will generally be leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, the Company expects most investments will be wholly-owned, although, it may invest through partnerships with other entities where the Company believes it is appropriate and beneficial.   The Company expects to invest in new property developments or properties which have not reached full stabilization.  Finally, the Company may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types.  The Company would generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property.  In exchange, the owner generally grants the Company a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the three months ended March 31, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016.  Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s final prospectus, filed with the SEC on March 2, 2016.

The accompanying unaudited condensed consolidated financial statements include the Company’s accounts and its subsidiaries, the Operating Partnership and the Operating Partnership’s general partner, CHP II GP, LLC.  All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the Company’s unaudited condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash — Cash consists of demand deposits at commercial banks with original maturities of three months or less.

Income Taxes — The Company intends to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2016 or the first year in which the Company commences material operations. Prior to the Company’s REIT election, it is subject to corporate federal and state income taxes. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes at least 90 percent of its REIT taxable income to its stockholders.

REITs are subject to a number of other organizational and operational requirements.  Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.  For the three months ended March 31, 2016, the Company had no taxable income.

The Company expects to form one or more subsidiaries that may elect to be taxed as a TRS for U.S. federal income tax purposes.  Under the provisions of the Internal Revenue Code and applicable state laws, a TRS will be subject to taxation on taxable income from its operations. The Company will account for federal and state income taxes with respect to a TRS using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards.

Adopted Accounting Pronouncements — In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted.  The amendments may be applied using either a modified retrospective or full retrospective approach.  The Company adopted ASU 2015-02 on January 1, 2016; the adoption of which did not have a material impact on the Company’s consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU is to be applied retrospectively for each period presented.  Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle.  The FASB subsequently issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarifies that, given the absence of authoritative guidance in ASU 2015-03 regarding presentation and subsequent measurement of loan costs related to line-of-credit arrangements, the SEC Staff would not object to an entity deferring and presenting loan costs as an asset and subsequently amortizing the loan costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The Company adopted ASU 2015-03 on January 1, 2016; the adoption of which did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires an acquirer to recognize provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted.  The Company adopted ASU 2015-16 on January 1, 2016; the adoption of which did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606).  The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts).  The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted.  ASU 2014-09 can be adopted using one of two retrospective transition methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption.  The Company has not yet selected a transition method and is currently evaluating the impact of ASU 2014-09; however, its adoption could potentially have a significant effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted.  The ASU is to be applied using a modified retrospective approach.  The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

3.	Related Party Arrangements

The Company expects that the Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Offering and the acquisition, management and sale of the assets of the Company, as follows:

Dealer Manager — The Dealer Manager will receive a selling commission up to 7% of the sale price for each Class A share and 2% of the sale price for each Class T share sold in the Primary Offering, all or a portion of which may be reallowed to participating broker dealers.  In addition, the Dealer Manager will receive a dealer manager fee in an amount equal to 2.75% of the price of each Class A share or Class T share sold in the Primary Offering, all or a portion of which may be reallowed to participating broker dealers.

The Company will pay a distribution and stockholder servicing fee, subject to certain limits, with respect to the Class T and Class I shares sold in the Primary Offering in an annual amount equal to 1% and 0.50%, respectively, of the current gross offering price per Class T or Class I share, respectively, or if the Company is no longer offering shares in a public offering, the estimated per share value per Class T or Class I share, respectively.  If the Company reports an estimated per share value prior to the termination of the Primary Offering, the annual distribution and stockholder servicing fee will continue to be calculated as a percentage of the current gross offering price per Class T or Class I share until the Company reports an estimated per share value following the termination of the Primary Offering, at which point the distribution fee will be calculated based on the new estimated per share value.

Advisor — The Company will pay the Advisor a monthly asset management fee in an amount equal to  0.0667% of the monthly average of the sum of the Company’s and the Operating Partnership’s respective daily real estate asset value, without duplication, plus the outstanding principal amount of any loans made, plus the amount invested in other permitted investments.   For this purpose, “real estate asset value” equals the amount invested in wholly-owned properties, determined on the basis of cost, and in the case of properties owned by any joint venture or partnership in which the Company is a co-venturer or partner the portion of the cost of such properties paid by the Company, exclusive of acquisition fees and acquisition expenses and will not be reduced for any recognized impairment.  Any recognized impairment loss will not reduce the real estate asset value for the purposes of calculating the asset management fee.  The asset management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the Advisor’s sole discretion.  All or any portion of the asset management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine.

The Company will pay the Advisor a construction management fee of up to 1% of hard and soft costs associated with the initial construction or renovation of a property, or with the management and oversight of expansion projects and other capital improvements, in those cases in which the value of the construction, renovation, expansion or improvements exceeds (i) 10% of the initial purchase price of the property and (ii) $1,000,000 in which case such fee will be due and payable as draws are funded for such projects.

The Advisor will receive an investment services fee of 2.25% of the purchase price of properties and funds advanced for loans or the amount invested in the case of other assets for services in connection with the selection, evaluation, structure and purchase of assets.  No investment services fee will be paid to the Advisor in connection with the Company’s purchase of securities.

The Advisor, its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to the Company, including personnel costs, subject to the limitation that the Company will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of its average invested assets or 25% of its net income in any expense year unless approved by the independent directors.

The Advisor will pay all other organizational and offering expenses incurred in connection with the formation of the Company, as well as certain expenses related to the Offering, without reimbursement by the Company.  These expenses include, but are not limited to, SEC registration fees, FINRA filing fees, printing and mailing expenses, blue sky fees and expenses, legal fees and expenses, accounting fees and expenses, advertising and sales literature, transfer agent fees, due diligence expenses, personnel costs associated with processing investor subscriptions, escrow fees and other administrative expenses of the Offering.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

3.	Related Party Arrangements (continued)

The Company entered into an expense support and restricted stock agreement with the Advisor pursuant to which the Advisor has agreed to accept payment in the form of forfeitable restricted Class A shares of common stock in lieu of cash for services rendered that the Company owes to the Advisor under the advisory agreement (“Expense Support Agreement”).  In exchange for services rendered and in consideration of the expense support provided, the Company shall issue, following each determination date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by to the Advisor for the preceding quarter divided by the board of directors’ most recent determination of net asset value per share of the Class A common shares, if the board has made such a determination, or otherwise the most recent public offering price per Class A common share, on the terms and conditions and subject to the restrictions set forth in the Expense Support Agreement.  The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive a Priority Return on their Invested Capital (as defined in the prospectus), excluding for the purposes of calculating this threshold any shares of restricted stock or other stock owned by the Advisor, and any distributions paid on such shares.

CNL Capital Markets Corp. — The Company will pay CNL Capital Markets Corp., an affiliate of CNL, an annual fee payable monthly based on the average number of total investor accounts that will be open during the term of the capital markets service agreement pursuant to which certain administrative services are provided to the Company.  These services may include, but are not limited to, the facilitation and coordination of the transfer agent’s activities, client services and administrative call center activities, financial advisor administrative correspondence services, material distribution services, and various reporting and troubleshooting activities.

4.	Commitments and Contingencies

From time to time, the Company may be a party to legal proceedings in the ordinary course of, or incidental to the normal course of, its business, including proceedings to enforce its contractual or statutory rights. While the Company cannot predict the outcome of these legal proceedings with certainty, based upon currently available information, the Company does not believe the final outcome of any pending or threatened legal proceeding will have a material adverse effect on its results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (“Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and the “Risk Factors” included in the Company’s prospectus, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2016 that forms part of our Registration Statement on Form S-11 (File No. 333-206017), which was declared effective on March 2, 2016 (“Registration Statement”).

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by this cautionary note.  Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to, and expressly disclaims any obligation to, publicly release the results of any revisions to its forward-looking statements to reflect new information, changed assumptions, the occurrence of unanticipated subsequent events or circumstances, or changes to future operating results over time, except as otherwise required by law.

Introduction

The following discussion is based on the condensed consolidated financial statements as of March 31, 2016 (unaudited) and December 31, 2015.  Amounts as of December 31, 2015, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date.  This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements and notes thereto included in our prospectus, filed with the SEC as part of our Registration Statement.

Overview

CNL Healthcare Properties II, Inc. is a Maryland corporation incorporated on July 10, 2015 that intends to qualify as a REIT for U.S. federal income tax purposes beginning with the year ending December 31, 2016 or the first year in which we commence material operations.  The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties II” include CNL Healthcare Properties II, Inc. and each of its subsidiaries.

We are externally managed and advised by CHP II Advisors, LLC.  Our Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.  We had no operations prior to the commencement of our Offering.  The net proceeds from our Offering are expected to be contributed to CHP II Partners, LP, our Operating Partnership, in exchange for partnership interests.  Substantially all of our assets are expected to be held by, and substantially all of our operations conducted through, the Operating Partnership.

Our investment focus is on acquiring a diversified portfolio of healthcare real estate or real estate-related assets, primarily in the United States, within the seniors housing, medical office, post-acute care and acute care asset classes. The types of seniors housing that we may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, and memory care facilities.  The types of medical office properties that we may acquire include medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services. The types of post-acute care facilities that we may acquire include skilled nursing facilities, long-term acute care hospitals and inpatient rehabilitative facilities.  The types of acute care facilities that we may acquire include general acute care hospitals and specialty surgical hospitals.  We view, manage and evaluate our portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

We are committed to investing the proceeds of our Offering through strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our healthcare assets.  We expect to primarily lease seniors housing properties to wholly-owned TRS entities and engage independent third-party managers under management agreements to operate the properties as permitted under RIDEA structures; however, we may also lease our properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, post-acute care and acute care properties will be leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, we expect most investments will be wholly owned, although, we may invest through partnerships with other entities where we believe it is appropriate and beneficial.   We may continue to invest in new property developments or properties which have not reached full stabilization.  Finally, we also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types.  We generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property.  In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

Liquidity and Capital Resources

As March 31, 2016, subscriptions for our common stock had not reached the minimum offering proceeds of $2,000,000 and therefore we had not commenced operations.  We expect to have little, if any, cash flows from operations available for distribution until we make substantial investments and currently have no plans regarding when cash distributions will commence.  There may be a delay between the sale of our common stock and the purchase of properties or other investments, which could result in a delay in our ability to generate cash flows to cover distributions to our stockholders.  Therefore, we may determine not to pay distributions or to pay some or all of our cash distributions from other sources, such as from cash flows provided by financing activities, a component of which may include the proceeds of our Offering and/or borrowings, whether collateralized by our assets or uncollateralized.  We have not established any limit on the extent to which we may use borrowings or proceeds of this Offering to pay distributions, and there will be no assurance that we will be able to sustain distributions at any level.  In addition, we may choose to pay stock dividends, or effect stock splits, in lieu of making cash distributions.

Once the minimum offering proceeds of $2,000,000 are received, subscription proceeds will be released to us and we will commence operations.  Our primary source of capital is expected to be the net proceeds that we receive from our Offering.  We will use such amounts for investments in properties and other permitted investments, as well as the payment or reimbursement of fees and expenses relating to the selection, acquisition and development of properties and other permitted investments.  Generally, we expect to meet cash needs for items other than acquisitions from our cash flows from operations, and we expect to meet cash needs for acquisitions from net proceeds from our Offering and borrowings.  However, until such time as we are fully invested, we may use proceeds from our Offering and/or borrowings to pay all or a portion of our operating expenses, distributions and debt service.

We intend to strategically leverage our real properties and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio.  Our ability to increase our diversification through borrowings could be adversely affected by credit market conditions, which could result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.  We may also be negatively impacted by rising interest rates on any unhedged variable rate debt or the timing of when we seek to refinance existing debt.  During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.  Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

The number of properties and other permitted investments we may acquire or make will depend on the number of shares sold through our Offering of common stock and the resulting net Offering proceeds available for investment.

Results of Operations

As of March 31, 2016, we had not commenced operations because the minimum offering amount of $2,000,000 in shares of our common stock had not been achieved.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues and income to be derived from the acquisition and operation of properties and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of our Registration Statement, as filed with the SEC.

Critical Accounting Policies and Estimates

See Item 1. “Financial Information” for a summary of our significant accounting policies.

Recent Accounting Pronouncements

See Item 1. “Financial Information” for a summary of the impact of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We may be exposed to financial market risks, specifically changes in interest rates to the extent we borrow money to acquire properties or to make loans and other permitted investments.  Our management objectives related to interest rate risk will be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve our objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating interest rate protection opportunities through swaps or caps.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports we filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings – None

Item 1A. Risk Factors

The following risk factor replaces the similar risk factor set forth in our Registration Statement on Form S-11(File No. 333-206017), as filed with the SEC:

The U.S. Department of Labor (“DOL”) has issued a final regulation revising the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended or “ERISA” and the Internal Revenue Code of 1986, as amended, or the “Code”, which may affect the marketing of investments in our shares.

On April 8, 2016, the DOL issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including individual retirement accounts, or “IRAs”).  The final regulation and the related exemptions will become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of our shares before that date.  The final regulation and the accompanying exemptions are complex, and Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. The final regulation could have a negative effect on the marketing of investments in our shares to such plans or accounts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosure – Not Applicable

Item 5. Other Information – None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 6th day of May 2016.

CNL HEALTHCARE PROPERTIES II, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Kevin R. Maddron
KEVIN R. MADDRON
Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment and Restatement (Filed herewith.)
3.2	Amended and Restated Bylaws (Filed herewith.)
4.1

Form of Subscription Agreement (included in the Prospectus as Appendix B and incorporated herein by reference to the Company’s Pre-effective Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-206017), filed February 9, 2016)

4.2	Distribution Reinvestment Plan (Filed herewith.)
4.3	Redemption Plan (Filed herewith.)
4.4

Statement regarding transfer restrictions, preferences, limitations and rights of holders of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.4 to the Company’s Pre-effective Amendment No. 2 to Registration Statement on Form S-11 (File No. 333-206017), filed January 15, 2016

10.1	Advisory Agreement (Filed herewith.)
10.2	Escrow Agreement (Filed herewith.)
10.3	Service Agreement (Filed herewith.)
10.4	Expense Support and Restricted Stock Agreement (Filed herewith.)
10.5	Dealer Manager Agreement with form of Participating Broker Agreement (Filed herewith.)
31.1	Certification of Chief Executive Officer of CNL Healthcare Properties II, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties II, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1

Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties II, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101

The following materials from CNL Healthcare Properties II, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Stockholders’ Equity, and (iii) Notes to the Condensed Consolidated Financial Statements.