Form 10-Q
period 2016-06-30
CNL Healthcare Properties II, Inc.
filed 2016-08-10
CIK 1648383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s outstanding Class A, Class T, and Class I common stock as of August 1, 2016 was 278,375 shares, 8,375 shares and 8,375 shares, respectively.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2016	2015
Cash	$199,910	$200,000
Due from related party	90	—
Total assets	$200,000	$200,000
Commitments and contingencies
STOCKHOLDER’S EQUITY
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 20,000 shares issued and outstanding as of December 31, 2015	—	200
Class A Common stock, $0.01 par value per share, 1,200,000,000 shares authorized, 20,000 shares issued and outstanding as of June 30, 2016	200	—
Class T Common stock, $0.01 par value per share, 700,000,000 shares authorized; none issued or outstanding as of June 30, 2016	—	—
Class I Common stock, $0.01 par value per share, 100,000,000 shares authorized; none issued or outstanding as of June 30, 2016	—	—
Capital in excess of par value	199,800	199,800
Total stockholder’s equity	$200,000	$200,000

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

Six Months Ended June 30, 2016 (Unaudited)

	Common Stock
			Class A		Class T			Class I			Capital in	Total
	Number	Par	Number	Par	Number	Par		Number	Par		Excess of	Stockholder's
	of Shares	Value	of Shares	Value	of Shares	Value		of Shares	Value		Par Value	Equity
Balance at December 31, 2015	20,000	$200	―	$ ―	―	$	―	―	$	―	$199,800	$200,000
Conversion of initial shares	(20,000)	(200)	20,000	200	―		―	―		―	―	―
Subscriptions received for common stock	―	―	―	―	―		―	―		―	―	―
Balance at June 30, 2016	―	$ ―	20,000	$200	―	$	―	―	$	―	$199,800	$200,000

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

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

On March 2, 2016, pursuant to a registration statement on Form S-11 under the Securities Act of 1933, the Company commenced its initial public offering of up to $1.75 billion, in any combination, of Class A, Class T and Class I shares of common stock (“Primary Offering”) on a “best efforts” basis, which means that CNL Securities Corp. (“Dealer Manager”), an affiliate of CNL, will use its best efforts but is not required to sell any specific amount of shares.  The Company also intends to offer up to $250 million, in any combination, of Class A, Class T and Class I shares to be issued pursuant to a distribution reinvestment plan (“Reinvestment Plan” and, together with the Primary Offering, the “Offering”).  The Company reserves the right to reallocate the shares offered between the Primary Offering and the Reinvestment Plan.

As of June 30, 2016, the Company’s subscription proceeds for its common stock had not reached the minimum offering amount of $2,000,000, and therefore the Company had not begun admitting stockholders as of that date.  Refer to Note 4. “Subsequent Events” for additional information related to subsequent subscription proceeds received.

The Company intends to own substantially all of its assets either directly or indirectly through an operating partnership, CHP II Partners, LP (“Operating Partnership”), in which the Company is the sole limited partner and its wholly-owned subsidiary, CHP II GP, LLC, is the sole general partner.  While the Company has had no operations prior to receiving subscriptions in excess of the minimum offering amount of $2,000,000, it expects that substantially all of the net proceeds of its Offering will be contributed to the Operating Partnership in exchange for partnership interests.

The Company generally expects to lease its seniors housing properties to wholly-owned taxable REIT subsidiary entities (each, a “TRS”) and engage independent third-party managers under management agreements to operate the properties as permitted under REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, the Company may also lease its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, acute care and post-acute care properties will generally be leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, the Company expects most investments will be wholly-owned, although, it may invest through partnerships with other entities where the Company believes it is appropriate and beneficial.  The Company expects to invest in a combination of stabilized assets, new property developments and properties which have not reached full stabilization.  Finally, the Company may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types.  The Company would generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property.  In exchange, the owner generally grants the Company a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the six months ended June 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016.  Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s final prospectus filed with the SEC on March 2, 2016 and as supplemented to date.

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

REITs are subject to a number of other organizational and operational requirements.  Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.  For the six months ended June 30, 2016, the Company had no taxable income.

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

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

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

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

3.	Related Party Arrangements

The Company expects that the Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Offering and the acquisition, management and sale of the assets of the Company, as follows:

Dealer Manager — The Dealer Manager will receive a selling commission of up to 7% of the sale price for each Class A share and 2% of the sale price for each Class T share sold in the Primary Offering, all or a portion of which may be reallowed to participating broker dealers.  In addition, the Dealer Manager will receive a dealer manager fee in an amount equal to 2.75% of the price of each Class A share or Class T share sold in the Primary Offering, all or a portion of which may be reallowed to participating broker dealers.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

3.	Related Party Arrangements (continued)

The Company entered into an amended and restated expense support and restricted stock agreement with the Advisor pursuant to which the Advisor has agreed to accept payment in the form of forfeitable restricted Class A shares of common stock in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets (“Expense Support Agreement”).  In exchange for services rendered and in consideration of the expense support provided, the Company shall issue, following each determination date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by the Advisor for the preceding quarter divided by the board of directors’ most recent determination of net asset value per share of the Class A common shares, if the board has made such a determination, or otherwise the most recent public offering price per Class A common share, on the terms and conditions and subject to the restrictions set forth in the Expense Support Agreement.  The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive a Priority Return on their Invested Capital (as defined in the prospectus), excluding for the purposes of calculating this threshold any shares of restricted stock owned by the Advisor.

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

4.	Subsequent Events

Escrow Break — The Company broke escrow in its Offering effective July 11, 2016 through the sale of 250,000 Class A shares to its Advisor for $2,500,000, and commenced operations.

Authorization of Distributions — In July 2016, the Company’s board of directors authorized a cash distribution of $0.035 per share on the outstanding shares of all classes of the Company’s common stock, less class-specific expenses with respect to each class, and a stock dividend of 0.00188125 shares on the outstanding shares of all classes of the Company’s common stock, payable to all common stockholders of record as of August 1, 2016.  Stock dividends are issued in the same class of shares as the shares on which the stock dividend was declared.  The Company expects to pay the cash distribution and stock dividend by September 30, 2016.

Private Issuance of Common Stock and Promissory Notes — In August 2016, the Company, through its operating partnership, issued promissory notes to each of 125 separate investors (each “Note” and collectively the “Notes”) for a total principal amount of $312,500. The Company will pay interest on the Notes in the amount of $562.50 per annum per Note payable semi-annually in arrears. The Notes mature on June 30, 2046.  Some or all of the Notes may be prepaid at any time, in whole or in part, provided that (i) such prepayment include all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs prior to the second anniversary of the issue date of the Note, the Company will pay on the date of such prepayment a one-time premium equal to $250 per Note.  In connection with the issuance of the Notes, the Company placed into a third-party escrow funds to be held to repay the principal of the Notes and two semi-annual interest payments, which funds shall be released back to the Company upon raising at least $10,000,000 in gross proceeds in the Offering.

In August 2016, the Company issued to each of 125 separate investors the following: 67 Class A shares of common stock, 67 Class T shares of common stock and 67 Class I shares of common stock. The purchase price for all shares was $10.00 per share. In aggregate, the Company issued 25,125 shares for $251,250.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the six months ended June 30, 2016 (“Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under Part II, Item 1A. “Risk Factors” in this Quarterly Report and the “Risk Factors” included in the Company’s prospectus, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2016 that forms part of our Registration Statement on Form S-11 (File No. 333-206017), which was declared effective on March 2, 2016 (“Registration Statement”).

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of June 30, 2016 (unaudited) and December 31, 2015.  Amounts as of December 31, 2015, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date.  This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements and notes thereto included in our prospectus, filed with the SEC as part of our Registration Statement and as supplemented to date.

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

We are committed to investing the proceeds of our Offering through strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our healthcare assets.  We generally expect to lease seniors housing properties to wholly-owned TRS entities and engage independent third-party managers under management agreements to operate the properties as permitted under RIDEA structures; however, we may also lease our properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, post-acute care and acute care properties will be leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, we expect most investments will be wholly owned, although, we may invest through partnerships with other entities where we believe it is appropriate and beneficial.   We expect to invest in a combination of stabilized assets, new property developments and properties which have not reached full stabilization.  Finally, we also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types.  We generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property.  In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

Liquidity and Capital Resources

As of June 30, 2016, subscriptions for our common stock had not reached the minimum offering proceeds of $2,000,000 and therefore we had not commenced operations as of that date.  We broke escrow in our Offering effective July 11, 2016 through the sale of 250,000 Class A shares to our Advisor for $2,500,000, which was sufficient to satisfy the $2,000,000 minimum offering amount in all states where we are conducting our public offering except Ohio, Pennsylvania and Washington.

In July 2016, our board of directors authorized a cash distribution of $0.035 per share on the outstanding shares of all classes of our common stock, less class-specific expenses with respect to each class, and a stock dividend of 0.00188125 shares on the outstanding shares of all classes of our common stock, payable to all common stockholders of record as of August 1, 2016.  Stock dividends are issued in the same class of shares as the shares on which the stock dividend was declared.  We expect to pay the cash distribution and stock dividend by September 30, 2016.

In August 2016, we issued promissory notes to each of 125 separate investors for a total principal amount of $312,500.  We will pay interest on the Notes in the amount of $562.50 per annum per Note payable semi-annually in arrears. The Notes mature on June 30, 2046.  Some or all of the Notes may be prepaid at any time, in whole or in part, provided that (i) such prepayment include all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs prior to the second anniversary of the issue date of the Note, the operating partnership will pay on the date of such prepayment a one-time premium equal to $250 per Note.  In connection with the issuance of the Notes, we placed $383,000 into a third-party escrow account to be held as security to repay the principal of the Notes and two semi-annual interest payments, which funds shall be released back to us upon raising at least $10,000,000 in gross proceeds in the Offering.

In conjunction with the issuance of the promissory notes, in August 2016, we also issued to each of 125 separate investors the following: 67 Class A shares of common stock, 67 Class T shares of common stock and 67 Class I shares of common stock. The purchase price for all shares was $10.00 per share. In aggregate, we issued 25,125 shares for $251,250.

As of August 1, 2016, we had received aggregate subscription proceeds of approximately $2,951,250 (295,125 shares) in connection with our Offering relating to the transactions described above.

We expect to have little, if any, cash flows from operations available for distribution until we make substantial investments.  There may be a delay between the sale of our common stock and the purchase of properties or other investments, which could result in a delay in our ability to generate cash flows to cover distributions to our stockholders.  Therefore, we may determine to pay some or all of our cash distributions from other sources, such as from cash flows provided by financing activities, a component of which may include the proceeds of our Offering and/or borrowings, whether collateralized by our assets or uncollateralized.  We have not established any limit on the extent to which we may use borrowings or proceeds of this Offering to pay distributions, and there will be no assurance that we will be able to sustain distributions at any level.

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

We intend to strategically leverage our real estate assets and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio.  Our ability to increase our diversification through borrowings could be adversely affected by credit market conditions, which could result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.  We may also be negatively impacted by rising interest rates on any unhedged variable rate debt or the timing of when we seek to refinance existing debt.  During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.  Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

The number of properties and other permitted investments we may acquire or make will depend on the number of shares sold through our Offering of common stock and the resulting net Offering proceeds available for investment.

Results of Operations

As of June 30, 2016, we had not commenced operations because the minimum offering amount of $2,000,000 in shares of our common stock had not been achieved.  However, we broke escrow in our Offering effective July 11, 2016 and have since commenced operations.

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

Critical Accounting Policies and Estimates

See Item 1. “Condensed Consolidated Financial Information (unaudited)” for a summary of our significant accounting policies.

Recent Accounting Pronouncements

See Item 1. “Condensed Consolidated Financial Information (unaudited)” for a summary of the impact of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Internal controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings – None

Item 1A. Risk Factors

The following risk factors replace and/or supplement the similar risk factors found in the “Risk Factors” section of our Registration Statement, as filed with the SEC.

Because we rely on affiliates of CNL for advisory and dealer manager services, if these affiliates or their executive officers and other key personnel are unable to meet their obligations to us, we may be required to find alternative providers of these services, which could disrupt our business.

We have no employees and are reliant on our advisor and other affiliates of our sponsor to provide services to us. CNL, through one or more of its affiliates or subsidiaries, owns and controls our sponsor and has a controlling interest in both our advisor and CNL Securities Corp., the dealer manager of our offering. In the event that any of these affiliates are unable to meet their obligations to us, we might be required to find alternative service providers, which could disrupt our business by causing delays and/or increasing our costs.

Further, our success depends to a significant degree upon the contributions of Thomas K. Sittema, our chairman of the board and director, Stephen H. Mauldin, our vice chairman of the board, director, chief executive officer and president, and Kevin R. Maddron, our chief operating officer, chief financial officer and treasurer, each of whom would be difficult to replace. If any of these key personnel were to cease their affiliation with us or our affiliates, we may be unable to find suitable replacement personnel, and our operating results could suffer. In addition, we have entered into an advisory agreement with our advisor which contains a non-solicitation and non-hire clause prohibiting us or our operating partnership from (i) soliciting or encouraging any person to leave the employment of our advisor; or (ii) hiring on our behalf or on behalf of our operating partnership any person who has left the employment of our advisor for one year after such departure. All of our executive officers and the executive officers of our advisor are also executive officers of CNL Healthcare Properties, Inc. or its advisor, both of which are affiliates of our advisor. In the event that CNL Healthcare Properties, Inc. internalizes the management functions provided by its advisor, such executive officers may cease their employment with us and our advisor. In that case, our advisor would need to find and hire an entirely new executive management team. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and our advisor may be unsuccessful in attracting and retaining such skilled personnel. We do not maintain key person life insurance on any of our officers.

Investors’ economic and voting interest in us will be diluted by our issuance of stock dividends prior to their investment in us.

We intend to issue stock dividends to supplement our payment of cash distributions. However, we do not currently intend to change our offering price during the term of this offering. Therefore, investors who purchase our shares early in this offering, as compared with later investors, will receive more shares for the same cash investment as a result of any stock dividends not received by later investors. Because later investors will own fewer shares for the same cash investment compared with earlier investors, and therefore be diluted compared to earlier investors, they are at greater risk of loss and will have a smaller voting interest.

The actual value of shares that we repurchase under our redemption plan may be substantially less than what we pay.

Under our redemption plan, until our board of directors approves an estimated net asset value per share, as published from time to time in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q and/or a Current Report on Form 8-K publicly filed with the Commission, the price for the repurchase of shares shall be equal to the “net investment amount” of our shares, which will be based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table. For each class of shares, this amount will equal $10.00 per share, which is the offering price of our shares, less the associated selling commission and the dealer manager fee and estimated organization and offering expenses other than the annual distribution and stockholder servicing fees. Once our board of directors approves an estimated net asset value per share, the price for the repurchase of shares shall be equal to the then-current estimated net asset value per share. These prices may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we repurchase shares of our common stock, the actual value of the shares that we repurchase may be less than the price that we pay, and the repurchase may be dilutive to our remaining stockholders. Moreover, until we announce an estimated net asset value per share of our common stock, shares received as a stock dividend will be redeemed at the then-current “net investment amount” of our shares disclosed in this prospectus, even though we received no consideration for the shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information

Entry into a Material Definitive Agreement

As described in Note 4 to our financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, on August 1, 2016, our Operating Partnership issued to each of 125 separate investors a promissory note with a principal amount of $2,500 (each a “Note” and collectively the “Notes”). The Notes were offered through an affiliate of REIT Funding, LLC (“REIT Funding”).  In connection with the issuance of the Notes, we also entered into an escrow agreement on August 1, 2016 with REIT Funding and Cushing, Morris, Armbruster & Montgomery, LLP as escrow agent. We placed $383,000 into escrow to be held as security to repay the principal of the Notes and two semi-annual interest payments, which funds shall be released back to us upon raising at least $10,000,000 in gross proceeds in the Offering.  We have filed a copy of the escrow agreement as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of August 2016.

CNL HEALTHCARE PROPERTIES II, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Kevin R. Maddron
KEVIN R. MADDRON
Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment and Restatement (Previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed May 6, 2016 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q filed May 6, 2016 and incorporated herein by reference.)

4.1

Form of Subscription Agreement (Previously included as Appendix B to the Prospectus filed with the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-206017), filed February 9, 2016 and incorporated herein by reference.)

4.2	Distribution Reinvestment Plan (Previously filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 6, 2016 and incorporated herein by reference.)

4.3	Redemption Plan (Previously filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 6, 2016 and incorporated herein by reference.)

4.4

Statement regarding transfer restrictions, preferences, limitations and rights of holders of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates (Previously filed as Exhibit 4.4 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-11 (File No. 333-206017), filed January 15, 2016 and incorporated herein by reference.)

10.1

Amended and Restated Expense Support and Restricted Stock Agreement (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2016 and incorporated herein by reference.)

10.2	Form of Promissory Note (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2016 and incorporated herein by reference.)
10.3	Escrow Agreement (Private Placement) (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties II, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties II, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1

Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties II, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101

The following materials from CNL Healthcare Properties II, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Stockholder’s Equity, and (iii) Notes to the Condensed Consolidated Financial Statements.