Form 10-Q
period 2016-09-30
CNL Healthcare Properties II, Inc.
filed 2016-11-10
CIK 1648383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s outstanding Class A, Class T and Class I common stock as of November 4, 2016 was 294,765 shares, 84,835 shares and 8,407 shares, respectively.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS
Cash	$3,139,957	$200,000
Restricted cash	383,000	―
Prepaid expenses	85,624	―
Total assets	$3,608,581	$200,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to related parties	$384,867	$ ―
Notes payable	312,500	―
Accounts payable and accrued expenses	66,396	―
Total liabilities	763,763	―
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 20,000 shares issued and outstanding as of December 31, 2015	―	200
Class A Common stock, $0.01 par value per share, 1,200,000,000 shares authorized; 281,227 shares issued and outstanding as of September 30, 2016	2,812	―
Class T Common stock, $0.01 par value per share, 700,000,000 shares authorized; 9,121 issued and outstanding as of September 30, 2016	91	―
Class I Common stock, $0.01 par value per share, 100,000,000 shares authorized; 8,407 issued and outstanding as of September 30, 2016	84	―
Capital in excess of par value	2,973,081	199,800
Accumulated loss	(110,588)	―
Accumulated distributions	(20,662)	―
Total stockholders' equity	2,844,818	200,000
Total liabilities and stockholders' equity	$3,608,581	$200,000

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Operating expenses:
General and administrative	$93,439	$93,439
Total operating expenses	93,439	93,439
Other expense:
Interest expense	17,149	17,149
Total other expense	17,149	17,149
Net loss	$(110,588)	$(110,588)
Class A common stock:
Net loss attributable to Class A stockholders	$(105,801)	$(106,416)
Net loss per share of Class A common stock outstanding (basic and diluted)	$(0.42)	$(1.09)
Weighted average number of Class A common shares outstanding (basic and diluted)	249,760	97,841
Distributions declared per Class A common share	$0.07	$0.07
Class T common stock:
Net loss attributable to Class T stockholders	$(2,421)	$(2,110)
Net loss per share of Class T common stock outstanding (basic and diluted)	$(0.42)	$(1.09)
Weighted average number of Class T common shares outstanding (basic and diluted)	5,716	1,940
Distributions declared per Class T common share	$0.07	$0.07
Class I common stock:
Net loss attributable to Class I stockholders	$(2,366)	$(2,062)
Net loss per share of Class I common stock outstanding (basic and diluted)	$(0.42)	$(1.09)
Weighted average number of Class I common shares outstanding (basic and diluted)	5,584	1,896
Distributions declared per Class I common share	$0.07	$0.07

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND

FOR THE PERIOD FROM JULY 10, 2015 (INCEPTION) TO DECEMBER 31, 2015

	Common Stock
				Class A			Class T			Class I			Capital in					Total
	Number	Par		Number	Par		Number	Par		Number	Par		Excess of	Accumulated		Accumulated		Stockholders'
	of Shares	Value		of Shares	Value		of Shares	Value		of Shares	Value		Par Value	Loss		Distributions		Equity
Balance at December 31, 2015	20,000		$200	―	$	―	―	$	―	―	$	―	$199,800	$	―	$	―	$200,000
Conversion of initial common stock shares	(20,000)		(200)	20,000		200	―		―	―		―	―		―		―	―
Subscriptions received for common stock through public offering and reinvestment plan	―		―	260,180		2,602	9,089		91	8,375		84	2,775,972		―		―	2,778,749
Stock dividends issued	―		―	1,047		10	32		―	32		―	(10)		―		―	―
Stock issuance and offering costs	―		―	―		―	―		―	―		―	(2,681)		―		―	(2,681)
Net loss	―		―	―		―	―		―	―		―	―		(110,588)		―	(110,588)
Cash distributions declared	―		―	―		―	―		―	―		―	―		―		(20,662)	(20,662)
Balance at September 30, 2016	―	$	―	281,227		$2,812	9,121		$91	8,407		$84	$2,973,081		$(110,588)		$(20,662)	$2,844,818
Balance at July 10, 2015 (Inception)	―	$	―	―	$	―	―	$	―	―	$	―	$ ―	$	―	$	―	$ ―
Issuance of initial common stock shares	20,000		200	―		―	―		―	―		―	199,800		―		―	200,000
Balance at September 30, 2015	20,000		$200	―	$	―	―	$	―	―	$	―	$199,800	$	―	$	―	$200,000

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended
September 30,
2016
Operating activities:
Net cash flows used in operating activities	$(128,324)
Financing activities:
Subscriptions received for common stock through public offering	2,778,749
Payment of stock issuance and offering costs	(2,306)
Distributions to stockholders	(20,662)
Proceeds from notes payable	312,500
Net cash flows provided by financing activities	3,068,281
Net increase in cash	2,939,957
Cash at beginning of period	200,000
Cash at end of period	$3,139,957
Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
REIT Funding escrow	$383,000
Annual distribution and stockholder servicing fee	$375

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

The Company is externally managed and advised by CHP II Advisors, LLC (“Advisor”), an affiliate of CNL.  The Advisor provides advisory services to the Company relating to substantially all aspects of its investments and operations, including real estate acquisitions, asset management and other operational matters.  During the period from July 10, 2015 to December 31, 2015, the Company sold 20,000 shares of common stock to the Advisor for an aggregate purchase price of $0.2 million, and these shares were converted into 20,000 Class A shares upon the filing of the Company’s Articles of Amendment and Restatement in March 2016.  The Company did not pay any selling commissions or dealer manager fees in connection with the sale of these shares.

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

From the time of the Company’s formation on July 10, 2015 (inception) through July 10, 2016, the Company had not commenced operations because they were in their development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock.  The Company broke escrow in its Offering effective July 11, 2016, through the sale of 250,000 Class A shares to its Advisor for $2,500,000, and commenced operations.

The Company intends to own substantially all of its assets either directly or indirectly through an operating partnership, CHP II Partners, LP (“Operating Partnership”), in which the Company is the sole limited partner and its wholly-owned subsidiary, CHP II GP, LLC, is the sole general partner.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

1.	Organization (continued)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the nine months ended September 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016.  Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s final prospectus filed with the SEC on March 2, 2016 and as supplemented to date.

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

Restricted Cash — Certain amounts of cash are restricted as security to repay the Company’s notes payable and two semi-annual interest payments until the Company raises at least $10 million in gross proceeds in the Offering.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Income Taxes — The Company intends to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2016 or the first year in which the Company commences material operations. Prior to the Company’s REIT election, it is subject to corporate federal and state income taxes. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes at least 90 percent of its REIT taxable income to its stockholders.  REITs are subject to a number of other organizational and operational requirements.  Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.  For the nine months ended September 30, 2016, the Company had no taxable income.

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

Fair Value Measurements — GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of ours. When market data inputs are unobservable, the Company utilizes inputs that it believes reflects the Company’s best estimate of the assumptions market participants would use in pricing the asset or liability. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices (unadjusted in active markets for identical assets or liabilities that the Company as the ability to access.
•	Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3 – Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.

Per Share Data —  Basic loss per share attributable to common stockholders for all periods presented are computed by dividing net loss by the weighted average number of common stock shares outstanding during the period for each share class.  Diluted loss per share is computed based on the weighted average number of common stock shares outstanding during the period for each share class and all potentially dilutive securities, if any.  For purposes of determining the weighted average number of shares of common stock outstanding, stock dividends are treated as if they were outstanding as of the beginning of the periods presented.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606).  The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts).  The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted.  ASU 2014-09 can be adopted using one of two retrospective transition methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption.  The Company has not yet selected a transition method and is currently evaluating the impact this ASU will have on the Company’s consolidated statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  The ASU further clarifies how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied retrospectively for each period presented.  The Company is currently evaluating the impact this ASU will have on the Company’s consolidated statement of cash flows.

3.	Indebtedness

In August 2016, the Company, through its operating partnership, issued promissory notes to each of 125 separate investors (each “Note” and collectively the “Notes”) for a total principal amount of approximately $0.3 million. The Company will pay interest on the Notes in the amount of $564 per annum per Note payable semi-annually in arrears. The Notes mature on June 30, 2046.  Some or all of the Notes may be prepaid at any time, in whole or in part, provided that (i) such prepayment include all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs prior to the second anniversary of the issue date of the Note, the Company will pay on the date of such prepayment a one-time premium equal to $250 per Note.  In connection with the issuance of the Notes, the Company’s Advisor placed $0.4 million into a third-party escrow account to be held to repay the principal of the Notes and two semi-annual interest payments, which funds shall be released from escrow upon the Company raising at least $10 million in gross proceeds in the Offering.

The fair market value of the Notes was approximately $0.4 million as of September 30, 2016, which is based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values is categorized as Level 3 on the three-level valuation hierarchy.

4.	Related Party Arrangements

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

4.	Related Party Arrangements (continued)

The Company will pay a distribution and stockholder servicing fee, subject to certain underwriting compensation limits, with respect to the Class T and Class I shares sold in the Primary Offering in an annual amount equal to 1% and 0.50%, respectively, of the current gross offering price per Class T or Class I share, respectively, or if the Company is no longer offering shares in a public offering, the estimated per share value per Class T or Class I share, respectively.  If the Company reports an estimated per share value prior to the termination of the Primary Offering, the annual distribution and stockholder servicing fee will continue to be calculated as a percentage of the current gross offering price per Class T or Class I share until the Company reports an estimated per share value following the termination of the Primary Offering, at which point the distribution fee will be calculated based on the new estimated per share value, until such underwriting compensation limits are met or the shares are converted to Class A shares pursuant to the terms of the securities.

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

The Company will pay the Advisor a construction management fee of up to 1% of hard and soft costs associated with the initial construction or renovation of a property, or with the management and oversight of expansion projects and other capital improvements, in those cases in which the value of the construction, renovation, expansion or improvements exceeds (i) 10% of the initial purchase price of the property and (ii) $1 million in which case such fee will be due and payable as draws are funded for such projects.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

4.	Related Party Arrangements (continued)

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

CNL Capital Markets Corp. — The Company will pay CNL Capital Markets Corp., an affiliate of CNL, an annual fee payable monthly based on the average number of total investor accounts that will be open during the term of the capital markets service agreement pursuant to which certain administrative services are provided to the Company.  These services may include, but are not limited to, the facilitation and coordination of the transfer agent’s activities, client services and administrative call center activities, financial advisor administrative correspondence services, material distribution services and various reporting and troubleshooting activities.

The fees payable to the Dealer Manager in connection with the Offering for the quarter and nine months ended September 30, 2016, and related amounts unpaid as of September 30, 2016 are as follows:

	Quarter Ended	Nine Months Ended	Unpaid amounts as of (1)
	September 30,	September 30,	September 30,
	2016	2016	2016
Selling commissions (2)	$1,550	$1,550	$—
Dealer Manager fees (2)	756	756	—
Distribution and stockholder servicing fees (2)	375	375	375
	$2,681	$2,681	$375

The expenses incurred by and reimbursable to the Company’s related parties for the quarter and nine months ended September 30, 2016, and related amounts unpaid as of September 30, 2016 are as follows:

	Quarter Ended	Nine Months Ended	Unpaid amounts as of (1)
	September 30,	September 30,	September 30,
	2016	2016	2016
Reimbursable expenses:
Operating expenses (3)	$132,098	$132,098	$384,492
	$132,098	$132,098	$384,492

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity.
(3)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

5.	Equity

Public Offering — As of September 30, 2016, the Company had received aggregate offering proceeds of approximately $3.0 million (0.3 million shares).

Distributions — During the nine months ended September 30, 2016, the Company declared cash distributions of approximately $21,000, of which approximately $2,000 and $19,000 were paid in cash to stockholders and the Advisor, respectively. In addition, the Company declared and made stock dividends of approximately 1,000 shares of common stock during the nine months ended September 30, 2016, of which approximately 100 and 1,000 shares were made to stockholders and the Advisor, respectively.

For the nine months ended September 30, 2016, 100.0% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.

No amounts distributed to stockholders for the nine months ended September 30, 2016 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement.  The distribution of new common shares to recipients is non-taxable.

6.	Commitments and Contingencies

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

7.	Subsequent Events

Distributions Authorized and Paid

The Company’s board of directors declared a monthly cash distribution of $0.0350 and a monthly stock dividend of 0.001881250 shares on each outstanding share of common stock on October 1, 2016 and November 1, 2016.  These dividends are to be paid and distributed by December 31, 2016.

Equity Transactions

During the period from October 1, 2016 through November 4, 2016, the Company received additional subscription proceeds of approximately $0.9 million (0.09 million shares).

Escrow Reimbursement

In October 2016, the Company reimbursed the Advisor for the $0.4 million placed into a third-party escrow in connection to the issuance of the Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2016 (“Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under Part II, Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q filed on May 6, 2016, and August 10, 2016, this Quarterly Report and the “Risk Factors” included in the Company’s prospectus, as supplemented, filed with the Securities and Exchange Commission (“SEC”) on October 6, 2016 that forms part of Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-206017), which was declared effective on October 25, 2016 (“Registration Statement”).

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of September 30, 2016 (unaudited) and December 31, 2015.  Amounts as of December 31, 2015, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date.  This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements and notes thereto included in our prospectus, filed with the SEC as part of our Registration Statement and as supplemented to date.

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

Pursuant to the terms of our Offering, offering proceeds were held in escrow until we met the minimum offering amount of $2 million.  We broke escrow in our Offering effective July 11, 2016 through the sale of 250,000 Class A shares to our Advisor for $2.5 million, which was sufficient to satisfy the $2.0 million minimum offering amount in all states where we are conducting our public offering except Ohio, Pennsylvania and Washington.

Liquidity and Capital Resources

Our primary source of capital is expected to be the net proceeds that we receive from our Offering.  We will use such amounts for investments in properties and other permitted investments, as well as the payment or reimbursement of fees and expenses relating to the selection, acquisition and development of properties and other permitted investments.  Generally, once we make investments, we expect to meet cash needs for items other than acquisitions from our cash flows from operations, and we expect to meet cash needs for acquisitions from net proceeds from our Offering and borrowings.  However, until such time as we are fully invested, we may use proceeds from our Offering and/or borrowings to pay all or a portion of our operating expenses, distributions and debt service.

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

The number of properties and other permitted investments we may acquire or make will depend on the number of shares sold through our Offering and the resulting net Offering proceeds available for investment.

Sources of Liquidity and Capital Resources

In August 2016, we issued promissory notes to each of 125 separate investors for a total principal amount of $0.3 million.  We will pay interest on the Notes in the amount of $564 per annum per Note payable semi-annually in arrears. The Notes mature on June 30, 2046.  Some or all of the Notes may be prepaid at any time, in whole or in part, provided that (i) such prepayment include all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs prior to the second anniversary of the issue date of the Note, the operating partnership will pay on the date of such prepayment a one-time premium equal to $250 per Note.  In connection with the issuance of the Notes, our Advisor placed $0.4 million into a third-party escrow account to be held as security to repay the principal of the Notes and two semi-annual interest payments, which funds shall be released back to us upon raising at least $10 million in gross proceeds in the Offering.  In October 2016, we reimbursed our Advisor for the $0.4 million that was placed into the third-party escrow account.

In conjunction with the issuance of the promissory notes, in August 2016, we also issued to each of 125 separate investors the following: 67 Class A shares of common stock, 67 Class T shares of common stock and 67 Class I shares of common stock. The purchase price for all shares was $10 per share. In aggregate, we issued 25,125 shares for $0.3 million.

As of September 30, 2016, we had received aggregate subscription proceeds of approximately $3.0 million (0.3 million shares) in connection with our Offering.  During the period from October 1, 2016 through November 4, 2016, we received additional subscription proceeds of approximately $0.9 million (0.09 million shares).  We expect to continue to raise capital under our Offering.

Uses of Liquidity and Capital Resources

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities.  We expect to have little, if any, cash flows from operations available for distribution until we make substantial investments.  There may be a delay between the sale of our common stock and the purchase of properties or other investments, which could result in a delay in our ability to generate cash flows to cover distributions to our stockholders.  Therefore, we may determine to pay some or all of our cash distributions from other sources, such as from cash flows provided by financing activities, a component of which may include the proceeds of our Offering and/or borrowings, whether collateralized by our assets or unsecured, or proceeds of our Reinvestment Plan (“Other Sources”).  We have not established any limit on the extent to which we may use borrowings or proceeds of this Offering to pay distributions, and there will be no assurance that we will be able to sustain distributions at any level.

During the nine months ended September 30, 2016, we paid monthly cash distributions of $0.0350 per share on the outstanding shares of all classes of our common stock, less class-specific expenses with respect to each class, and monthly stock dividends of 0.001881250 shares on the outstanding shares of all classes of our common stock, payable to all common stockholders of record as of August 1, 2016 and September 1, 2016.  For the nine months ended September 30, 2016, our net loss was approximately $0.1 million while cash distributions and stock dividends declared and issued were approximately $21,000 and 1,000 shares, respectively.  For the nine months ended September 30, 2016, 100% of the cash distributions paid to stockholders were considered to be funded with Other Sources and were considered a return of capital to stockholders for federal income tax purposes.

Our board of directors declared a monthly cash distribution of $0.0350 and a monthly stock dividend of 0.001881250 shares on each outstanding share of common stock on October 1, 2016 and November 1, 2016.  These dividends are to be paid and distributed by December 31, 2016.

Results of Operations

From the time of our formation on July 10, 2015 (inception) through July 10, 2016, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock.  Operations commenced on July 11, 2016, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow.  As a result, there are no comparative financial statements for the quarter and nine months ended September 30, 2016.

The following is a discussion of our results of operations for the quarter and nine months ended September 30, 2016:

General and Administrative. General and administrative expenses for the quarter and nine months ended September 30, 2016 were approximately $0.1 million, respectively, and were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of director fees.

Interest Expense. Interest expense for the quarter and nine months ended September 30, 2016 was approximately $17,000, respectively, and was related to promissory notes issued in connection with our private issuance.

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

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT.  The use of FFO is recommended by the REIT industry as a supplemental performance measure.  FFO is not equivalent to net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards approved by the Board of Governors of NAREIT.  NAREIT defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, real estate asset impairment write-downs, plus depreciation and amortization of real estate related assets, and after adjustments for unconsolidated partnerships and joint ventures.  Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value of the property. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative.  Historical accounting for real estate involves the use of GAAP.  Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP.  Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss. However, FFO and modified funds from operations (“MFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss in its applicability in evaluating operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses for business combinations from a capitalization/depreciation model) to an expensed-as-incurred model that were put into effect in 2009, and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP and accounted for as operating expenses.  Our management believes these fees and expenses do not affect our overall long-term operating performance.  Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation.  While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases.  Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.  MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended.  We believe that because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we acquired our properties and once our portfolio is in place.  By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our properties have been acquired.  We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: MFFO, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income or loss: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to remove the impact of GAAP straight-line adjustments from rental revenues); accretion of discounts and amortization of premiums on debt investments,  mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, and unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income or loss. These expenses are paid in cash by us.  All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter.  As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner.  We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors.  For example, acquisition costs are funded from our subscription proceeds and other financing sources and not from operations.  By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different non-listed REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way and as such comparisons with other REITs may not be meaningful.  Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders.  FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.  MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and NAV is disclosed.  FFO and MFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO and MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO.  In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

For the quarter and nine months ended September 30, 2016, we had no adjustments necessary in order to reconcile from net loss to FFO and MFFO.

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

We expect to hold our fixed-rate note obligations to maturity (or prepayment) and the amounts due under such instruments would be limited to the outstanding principal balance, any accrued and unpaid interest and any prepayment premiums. Accordingly, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate note obligations, would have a significant impact on our operations.

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

We could be negatively impacted by cybersecurity attacks.

We, and our operating businesses, may use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cyber attacks, including cyber attacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business and results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means.

The Offering is a “blind pool” offering and investors will not have the opportunity to evaluate our future investments prior to purchasing shares of our common stock.

Neither we nor our Advisor has presently acquired or contracted to acquire any real property, debt or other investments. As a result, investors will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments that we have not yet identified prior to purchasing shares of our common stock. Investors must rely on our Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. We may invest in any asset classes, including those that present greater risk than real estate in the seniors housing, medical office building, acute care and post-acute care facility sectors. Because investors cannot evaluate our future investments in advance of purchasing shares of our common stock, a “blind pool” offering may entail more risk than other types of offerings. This additional risk may hinder our investors’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

The Offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make which could negatively impact your investment in shares of our common stock.

The Offering is being made on a “best efforts” basis, whereby the broker-dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a diversified portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more than the minimum offering amount of $2,000,000, we will be thinly capitalized and will make fewer investments in properties, and will more likely focus on making investments in loans and real estate-related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 1, 2016, we issued to each of 125 separate investors the following: 67 Class A shares of common stock, 67 Class T shares of common stock and 67 Class I shares of common stock. The purchase price for all shares was

$10.00 per share. In aggregate, we issued 25,125 shares for approximately $251,250. Proceeds from this issuance were used for general corporate purposes. We issued these shares of common stock in a private transaction exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The equity securities described in this paragraph were offered through H&L Equities, LLC (“H&L”), a registered broker dealer and an affiliate of REIT Funding, LLC (“REIT Funding”). With respect to these equity securities, a fee of approximately $16,463 was paid on our behalf by its advisor to REIT Funding (and the advisor reimbursed REIT Funding for certain expenses). From this fee, REIT Funding paid a brokerage commission of approximately $12,563 to H&L.

On August 1, 2016, we, through our operating partnership, CHP II Partners, LP, issued to each of 125 separate investors a promissory note with a principal amount of $2,500 (each a “Note” and collectively the “Notes”). The purchase price for each Note was $2,500 per Note. In aggregate, we issued 125 Notes for $312,500. The operating partnership issued these Notes in a private transaction exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Notes described in this paragraph were offered through H&L. With respect to these Notes, a fee of approximately $20,476 was paid on our behalf by its advisor to REIT Funding (and the advisor reimbursed REIT Funding for certain expenses). From this fee, REIT Funding paid a brokerage commission of approximately $15,625 to H&L.

Use of Proceeds from Registered Securities

On March 2, 2016, our Registration Statement on Form S-11 (File No. 333-206017), covering a public offering of up to $2.0 billion shares of common stock, was initially declared effective under the Securities Act of 1933, as amended.  Our Offering commenced on a “best efforts” basis wherein we are offering, in any combination, three classes of our common stock: Class A shares, Class T shares and Class I shares.  There are differing selling fees and commissions for each class of common stock.  We will also pay annual distribution and stockholder servicing fees, subject to certain underwriting compensation limits, on the Class T and Class I shares sold in the Primary Offering.  This is a continuous offering that will end no later than two years from March 2, 2016, unless extended in accordance with applicable securities laws.  The use of proceeds from our Offering was as follows as of September 30, 2016:

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered	$2,000,000,000
Shares sold (2)	252,519

Aggregate amount sold (2)	$2,527,500
Offering expenses (3)	(2,306)	$(2,306)	$	―
Net offering proceeds to the issuer	2,525,194
Proceeds from borrowings	312,500
Total net offering proceeds and borrowings	2,837,694
Payment of distributions (4)	(20,662)	(18,900)		(1,762)
Operating expenses (4)	(128,324)	(128,324)		―
Unused proceeds from Offering and borrowings	$2,688,708

FOOTNOTES:

(1)

Represents direct or indirect payments to directors, officers, or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities of the issuer; and to affiliates of the issuer.

(2)

Excludes all shares issued as stock dividends, $200,000 of initial unregistered shares issued to our Advisor in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act of 1933, as amended, and $251,250 of unregistered equity securities sold in a private transaction exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

(3)	Offering expenses include selling commissions and dealer manager fees paid to the Dealer Manager; all or a portion of which may be reallowed to participating broker-dealers.
(4)

Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering and borrowings.  The amounts presented above represent the net proceeds used for such purposes.

Item 3.  Defaults Upon Senior Securities - None

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – Not Applicable

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of November 2016.

CNL HEALTHCARE PROPERTIES II, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Kevin R. Maddron
KEVIN R. MADDRON
Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1	Form of Promissory Note (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2016 and incorporated herein by reference.)

10.2	Escrow Agreement (Private Placement) (Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2016 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties II, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties II, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1

Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties II, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101

The following materials from CNL Healthcare Properties II, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.