Form 10-K
period 2016-12-31
CNL Healthcare Properties II, Inc.
filed 2017-02-15
CIK 1648383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  333-206017

CNL Healthcare Properties II, Inc.

(Exact name of registrant as specified in its charter)

Maryland	47-4524619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No☒

There is currently no established public market for the registrant’s shares of common stock.  As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the Company did not have any shares of stock held by non-affiliates of the registrant on such date.

The number of shares of the registrant’s outstanding Class A, Class T and Class I common stock as of February 6, 2017 was 331,436 shares, 524,730 shares and 8,454 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Healthcare Properties II, Inc.
Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders
(Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than
April 30, 2017.

2

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (this “Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s  documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this Annual Report and the Company’s quarterly reports on Form 10-Q, copies of which may be obtained from the Company’s website at www.cnlhealthcarepropertiesii.com.

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

Item 1.	BUSINESS

General

CNL Healthcare Properties II, Inc. is a Maryland corporation that incorporated on July 10, 2015 and intends to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the year ending December 31, 2017 or the first year in which we commence material operations.  We are sponsored by CNL Financial Group, LLC (“Sponsor” or “CNL”) and were formed primarily to acquire and manage a diversified portfolio of healthcare real estate and real estate-related assets that we believe will generate a steady current return and provide long-term value to our stockholders.  The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties II” include CNL Healthcare Properties II, Inc. and each of its subsidiaries.

We are externally managed and advised by CHP II Advisors, LLC (“Advisor”).  Our Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.  During the period from July 10, 2015 to December 31, 2015, we sold 20,000 shares of common stock to our Advisor for an aggregate purchase price of $200,000, and these shares were converted into 20,000 Class A shares upon the filing of our Articles of Amendment and Restatement in March 2016.  We did not pay any selling commissions or dealer manager fees in connection with the sale of these shares.

On March 2, 2016, pursuant to a registration statement on Form S-11 under the Securities Act of 1933, we commenced our initial public offering of up to $1.75 billion (“Primary Offering”), in any combination, of Class A, Class T and Class I shares of common stock on a “best efforts” basis, which means that CNL Securities Corp. (“Dealer Manager”), an affiliate of our Sponsor, will use its best efforts but is not required to sell any specific amount of shares.  We also intend to offer up to $250 million, in any combination, of Class A, Class T and Class I shares to be issued pursuant to our distribution reinvestment plan (“Reinvestment Plan” and, together with the Primary Offering, the “Offering”).  We reserve the right to reallocate the shares offered between the Primary Offering and the Reinvestment Plan.

From the time of our formation on July 10, 2015 (inception) through July 10, 2016, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock.  We broke escrow in our Offering effective July 11, 2016, through the sale of 250,000 Class A shares to our Advisor for $2.5 million, and commenced operations. We did not pay any selling commissions or dealer manager fees in connection with the sale of these shares.  Substantially all of our assets are held by, and all operations are conducted, either directly or indirectly, through an operating partnership, CHP II Partners, LP (“Operating Partnership”), in which we are the sole limited partner and our wholly-owned subsidiary, CHP II GP, LLC, is the sole general partner.

Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida, 32801, and our telephone number is (407) 650-1000.

Investment Objectives and Strategy

Our primary investment objectives have been to invest in a diversified portfolio of assets that will allow us to:

•	provide stockholders with attractive and stable cash distributions;
•	preserve, protect and grow stockholders’ invested capital; and
•	explore liquidity opportunities in the future, such as the sale of either the Company or our assets, potential merger, or the listing of our common shares on a national securities exchange.

There can be no assurance that we will be able to achieve our investment objectives.

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

We are committed to investing the proceeds of our Primary Offering through strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our healthcare assets.  We generally expect to lease seniors housing properties to wholly-owned taxable REIT subsidiaries (each a “TRS,” and collectively, “TRSs”) entities and engage independent third-party managers under management agreements to operate the properties as permitted under REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, we may also lease our properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, post-acute care and acute care properties will be leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, we expect most investments will be wholly owned, although, we may invest through partnerships with other entities where we believe it is appropriate and beneficial.   We expect to invest in a combination of stabilized assets, new property developments and properties which have not reached full stabilization.  Finally, we also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types.  We generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property.  In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

Share Price Valuation

Our board of directors has adopted a valuation policy substantially consistent with the valuation policy set forth in the Investment Program Association Practice Guideline 2013-01 - Valuations of Publicly Registered, Non-Listed REITs (“IPA PG 2013-01”), pursuant to which we intend to provide an estimated net asset value (“NAV”) per share for each class of our common stock consistent with Financial Industry Regulatory Authority, Inc. (“FINRA”) requirements. The NAV will be based on the fair value of real estate, real estate-related investments and all other assets less the fair value of total liabilities.  Our board of directors will appoint the audit committee or a valuation committee, comprised of a majority of our independent directors, to be responsible for the oversight of the valuation process, subject to the final approval of our board of directors.

Common Stock Subscriptions

As of December 31, 2016, we had received aggregate subscription proceeds of approximately $6.6 million (0.6 million shares), which includes $200,000 (20,000 shares) purchased by our Advisor prior to the commencement of the Offering, approximately $251,250 (25,125 shares) purchased in a private transaction exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder (“Private Placement”) and approximately $3,000 (300 shares) purchased pursuant to our Reinvestment Plan.  During the period from January 1, 2017 through February 6, 2017, we received additional subscription proceeds of approximately $2.3 million (0.2 million shares).

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities. We expect to have little, if any, cash flows from operations available for distribution until we make substantial investments.  Therefore, until such time as we have sufficient cash flows from operations to fully fund the payment of distributions therefrom, some or all of our distributions may be paid from other sources; such as from cash flows provided by financing activities, a component of which could include borrowings, whether secured by our assets or unsecured, and the proceeds of our Offering (“Other Sources”).

For the year ended December 31, 2016, we declared monthly cash distributions of $0.0350 per share on the outstanding shares of all classes of our common stock, less class-specific expenses with respect to each class, and monthly stock dividends of 0.001881250 shares on the outstanding shares of all classes of our common stock, beginning in August 2016 and continuing each month through December 2016.  Our board of directors has authorized distributions of cash and dividends of stock rather than solely of cash in order to retain cash for investment opportunities and to allow the Company to invest in new developments or newer value add properties which have not yet reached stabilized occupancy, which we believe may result in higher value over our holding period.  We anticipate that we will increase the proportion of distributions paid in cash as our asset base grows and our cash flows increase.

The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including:

•

sources of cash available for distribution such as current year and inception to date cumulative cash flows from operating activities, Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”), as well as, expected future long-term stabilized cash flows, FFO and MFFO;

•	the proportion of distributions paid in cash compared to the amount being reinvested through our Reinvestment Plan;
•	limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and
•	other factors, including but not limited to, the avoidance of distribution volatility, our objective of qualifying as a REIT, capital requirements, the general economic environment and other factors.

Generally, we expect that cash distributions and stock dividends will be paid quarterly and will be calculated for each stockholder as of the first day of each month the stockholder has been a stockholder of record in such quarter.  The cash portion of such distribution will be payable and the issuance of shares will be on or before the last day of the applicable quarter; however, in no circumstance will the cash distribution and the stock dividend be made on the same day.  Fractional shares of common stock accruing as dividends will be rounded to the nearest hundredth when issued on the dividend date.

Borrowings

We intend to borrow funds to acquire properties, make loans and other permitted investments and to pay certain related fees. We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes. We also intend to encumber assets in connection with such borrowings.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Our intent is to target our aggregate borrowings ranging from 40% to 60% of the aggregate value of our assets once we own a seasoned and stable asset portfolio, although initially our aggregate borrowings may be greater than 60% of the aggregate value of our assets. Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess.

In August 2016, in connection with our Private Placement, we issued promissory notes to each of 125 separate investors for a total principal amount of $0.3 million (each a “Note” and collectively the “Notes”).  We owe interest on the Notes of approximately $70,000 per annum, which is payable semi-annually in arrears.  The Notes mature on June 30, 2046.  Some or all of the Notes may be prepaid at any time, in whole or in part, provided that (i) such prepayment include all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs prior to the second anniversary of the issue date of the Note, the operating partnership will pay on the date of such prepayment a one-time premium equal to approximately $31,000.  In connection with the issuance of the Notes, we placed approximately $0.4 million into a third-party escrow account to be held as security to repay the principal of the Notes and two semi-annual interest payments, which funds shall be released back to us upon raising at least $10 million in gross proceeds in the Offering.

Competition

The current market for healthcare real estate is highly competitive as is the leasing market for such properties.  We compete for investments and financing with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships, many of which will have greater resources and lower costs of capital than we do.  The level of competition impacts both our ability to manage our investments and locate suitable tenants.  We may also compete with affiliates to acquire properties and other investments.

Employees

We are externally managed and as such we do not have any employees.

Financial Information about Industry Segments

We have determined that we will operate in one business segment, real estate ownership, which consists of owning, managing, leasing, acquiring, developing, investing in, and as conditions warrant, disposing of real estate assets.  We internally evaluate all of our real estate assets as one operating segment and, accordingly, we do not report segment information.

Advisor

Our Advisor has responsibility for our day-to-day operations, administering our accounting functions, serving as our consultant in connection with policy decisions to be made by our board of directors, and identifying and making acquisitions and investments on our behalf.  In exchange for these services, our Advisor is entitled to receive certain fees from us.

Our Advisor and its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to us, including personnel costs, subject to the limitation that, beginning on the earlier of four fiscal quarters (“Expense Year“) after (i) we make our first investment or (ii) six months after the commencement of the Offering, we will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income in any Expense Year unless approved by the independent directors.  We will begin to evaluate such limitation on our operating expenses beginning with the Expense Year ending September 30, 2017.

The current advisory agreement, dated as of March 2, 2016, has been renewed through March 2018.  Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data” – Note 3. “Related Party Arrangements.”

Available Information

CNL maintains a web site for us at www.cnlhealthcarepropertiesii.com containing additional information about our business, and a link to the Securities and Exchange Commission (“SEC”) web site (www.sec.gov).  We make available free of charge on our web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we file such material, or furnish it to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

The contents of our web site are not incorporated by reference in, or otherwise a part of, this report.

Item 1A.	Risk Factors

The risks and uncertainties described below represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our investors.

Risks Related to Our Initial Public Offering

We have no prior operating history and there is no assurance that we will be able to achieve our investment objectives; the prior performance of other CNL affiliated entities may not be an accurate barometer of our future results.

We have no prior operating history and we may not be able to achieve our investment objectives. As a result, an investment in shares of our common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history. In addition, investors should not rely on the past performance of investments by other CNL affiliated entities to predict our future results. Our investment strategy and key employees may differ from the investment strategies and key employees of other CNL affiliated programs in the past, present and future.

There is no public trading market for the shares of our common stock; therefore it will be difficult for our stockholders to sell their shares of common stock.

There is currently no public market for the shares of our common stock and we have no obligation or current plans to apply for listing on any public securities market. We have a redemption plan, but it is limited in terms of the maximum funding and the maximum amount of shares which may be redeemed over a twelve month period and it may be amended, suspended or terminated by our board of directors. It will therefore be difficult for stockholders to sell their shares of common stock promptly or at all. Even if stockholders are able to sell their shares of common stock, the absence of a public market may cause the price received for any shares of our common stock to be less than what they paid, less than their proportionate value of the assets we own and less than the amount they would receive on any liquidation of our assets. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay selling commissions, dealer manager fees and acquisition and other fees payable to our advisor and other related parties. Unless our aggregate investments increase in value to compensate for these up front fees and expenses, which may not occur, it is unlikely that stockholders will be able to sell their shares without incurring a substantial loss. Also, upon the occurrence of a liquidity event, including but not limited to listing our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); a sale, merger or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration, or our liquidation, stockholders may receive less than what they paid for their shares. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Because of the illiquid nature of our shares, investors should consider our shares to be a long term investment and be prepared to hold them for an indefinite period of time.

There is very limited liquidity for shares of our common stock. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock.

On a limited basis, stockholders may be able to have their shares redeemed through our redemption plan. However, in the future we may also consider various liquidity events. There can be no assurance that we will ever seek to effect, or be successful in effecting, a liquidity event. We are not required, by our charter or otherwise, to pursue a liquidity event or any transaction to provide liquidity to our stockholders. If we do not effect a liquidity event, it will be very difficult for stockholders to have liquidity for their investment in shares of our common stock other than limited liquidity through any redemption plan.

Our initial public offering is a “blind pool” offering and investors will not have the opportunity to evaluate our future investments prior to purchasing shares of our common stock.

Neither we nor our advisor has presently acquired or contracted to acquire any real property, debt or other investments. As a result, investors will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments that we have not yet identified prior to purchasing shares of our common stock. Investors must rely on our advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. We may invest in any asset classes, including those that present greater risk than real estate in the seniors housing, medical office building, acute care and post-acute care facility sectors. Because investors cannot evaluate our future investments in advance of purchasing shares of our common stock, a “blind pool” offering may entail more risk than other types of offerings. This additional risk may hinder investors’ ability to achieve their own personal investment objectives related to portfolio diversification, risk adjusted investment returns and other objectives.

We may not meet the minimum offering requirement for our initial public offering and therefore subscribers may not have access to their funds for one year from the date of our prospectus.

If the minimum offering requirement is not met within one year from the date of our prospectus, our initial public offering will terminate and subscribers who have delivered their funds into escrow will not have access to those funds until such time.

Our initial public offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make which could negatively impact an investment in shares of our common stock.

Our initial public offering is being made on a “best efforts” basis, whereby the broker dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in our initial public offering may be substantially less than the amount we would need to achieve a diversified portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more than the minimum offering amount of $2,000,000, we will be thinly capitalized and will make fewer investments in properties, and will more likely focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

Our investors may be at a greater risk of loss than our sponsor or our advisor since our primary source of capital is funds raised through the sale of shares of our common stock.

Because our primary source of capital is funds raised through the sale of shares of our common stock, any losses that may occur will be borne primarily by our investors, rather than by our sponsor or our advisor.

Investors will not have the benefit of an independent due diligence review in connection with our initial public offering, which increases the risk of an investment in shares of our common stock.

Because our advisor and the dealer manager are affiliates of, or otherwise related to, our sponsor, investors will not have the benefit of an independent due diligence review and investigation of the type normally performed by an independent underwriter in connection with a securities offering. This lack of an independent due diligence review and investigation increases the risk of an investment in shares of our common stock.

We will be required to pay substantial compensation to our advisor and its affiliates or related parties, which may be increased or decreased during our initial public offering or future offerings by a majority of our board of directors, including a majority of the independent directors.

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interest and other payments that we will be required to pay to our advisor and its affiliates or related parties may increase or decrease during our initial public offering or future offerings from those described in our prospectus without stockholder consent if such change is approved by a majority of our board of directors, including a majority of the independent directors. These payments to our advisor and its affiliates or related parties will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and our stockholders’ overall return.

Our initial public offering is a fixed price offering and the offering price for each class of our shares was arbitrarily determined and will not accurately represent the current value of our assets at any particular time; therefore the purchase price an investor pays for shares of our common stock may be higher than the value of our assets per share of our common stock at the time of their purchase.

Our initial public offering is a fixed price offering, which means that the offering price for each class of shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering prices in its sole discretion. The fixed offering price for each class of shares of our common stock has not been based on appraisals for any assets we may own when stockholders purchase their shares nor do we intend to obtain such appraisals or adjust the offering price. Therefore, the fixed offering price established for each class of shares of our common stock will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Similarly, the amount our stockholders may receive upon redemption of their shares, if they determine to participate in our redemption plan, may be less than, the amount they paid for the shares regardless of any increase in the underlying value of any assets we own.

Investors will experience dilution in the net tangible book value of their shares of our common stock equal to the offering costs associated with their shares.

Investors will incur immediate dilution equal to the costs of the offering associated with the sale of their shares. This means that investors who purchase shares of our common stock will pay a price per share that exceeds the amount available to us to purchase assets and, therefore, the value of these assets upon purchase.

We intend to use an estimated value derived from the offering prices in our initial public offering as the estimated value of our shares until we provide an estimated net asset value per share based on an appraised value of our assets. Even when we begin to use an appraisal method to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

To assist FINRA members and their associated persons that participate in our initial public offering of common stock in meeting their customer account statement reporting obligations pursuant to applicable FINRA and National Association of Securities Dealers (“NASD”) Conduct Rules, we will disclose in our Annual Reports on Form 10 K, our Quarterly Reports on Form 10 Q and/or in our Current Reports on Form 8 K, an estimated value per share of our shares of each class. Initially we will report the “net investment amount” of our shares, which will be based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table. This amount is 90.25% of the $11.08 offering price of our Class A shares of common stock, 95.25% of the $10.50 offering price of our Class T shares of common stock and 100% of the $10.00 offering price of our Class I shares of common stock. For each class of shares, this amount will equal $10.00 per share, which is the offering price of our shares, less the associated selling commission and the dealer manager fee and estimated organization and offering expenses other than the annual distribution and stockholder servicing fees. This estimated value per share will be accompanied by any disclosures required under the FINRA and NASD Conduct Rules. No later than 150 days after the second anniversary of the date on which we commenced our initial public offering, our board of directors will approve an estimated net asset value per share, which will be published in an Annual Report on Form 10 K, a Quarterly Report on Form 10 Q and/or a Current Report on Form 8 K with the Commission. The estimated net asset value per share will be based on valuations of our assets and liabilities performed at least annually, by, or with the material assistance or confirmation of, a third party valuation expert or service and will comply with the Investment

Program Association Practice Guideline 2013 01   Valuations of Publicly Registered, Non Listed REITs. The three share classes in our initial public offering are meant to provide broker-dealers with more flexibility to facilitate investment in us and are offered partially in response to recent changes to the applicable FINRA and NASD Conduct Rules regarding the reporting of our estimated values per share.

Until we report an estimated net asset value per share, the initial reported values based on the “net investment amount” will likely differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon a liquidation of our company because (i) there is no public trading market for the shares at this time; (ii) the estimated value will not reflect, and will not be derived from, the fair market value of our assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets; (iii) the estimated value will not take into account how market fluctuations affect the value of our investments; and (iv) the estimated value will not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

Even when determining the estimated value of our shares by methods other than the “net investment amount,” we will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

The U.S. Department of Labor (“DOL”) has issued a final regulation revising the definition of “fiduciary” under the ERISA and the Code, which may affect the marketing of investments in our shares in the future.

On April 8, 2016, the DOL issued a final regulation relating to the definition of a fiduciary under The Employee Retirement Income Security Act of 1974 (“ERISA”) and Section 4975 of the Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code including individual retirement accounts (“IRA” for one or “IRAs” for multiple). The final regulation and the related exemptions were originally schedule to apply for investment transactions on and after April 10, 2017, but the final regulation has been recommended for reconsideration pursuant to executive order.  The final regulation and the accompanying exemptions are complex, implementation may be further delayed, and the final regulation remains subject to potential further revision prior to implementation. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the final regulation. The final regulation could have a negative effect on the marketing of investments in our shares to such plans or accounts.

Stockholders are limited in their ability to sell their shares of our common stock pursuant to our redemption plan, stockholders may not be able to sell any of their shares of our common stock back to us and, if stockholders do sell their shares, they may not receive the price they paid.

Our redemption plan may provide stockholders with only a limited opportunity to have their shares of our common stock redeemed by us at a price that may reflect a discount from the purchase price of the shares of our common stock being redeemed, after they have held them for a minimum of one year. Our common stock may be redeemed on a quarterly basis. However, our redemption plan contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. The aggregate amount of redemptions under our redemption plan will be determined on a quarterly basis in the sole discretion of the board of directors and may not exceed the aggregate amount of proceeds received from our distribution reinvestment plan during that quarter. In addition, we will not redeem, during any consecutive twelve month period, more than five percent of the aggregate number of Class A, Class T and Class I shares of common stock outstanding at the beginning of such twelve month period. Our board of directors may also determine from time to time to further limit redemptions when funds are needed for other business purposes. Moreover, if stockholders do sell their shares of common stock back to us pursuant to the redemption plan, they may not receive the same price they paid for any shares of our common stock being redeemed.

The actual value of shares that we repurchase under our redemption plan may be substantially less than what we pay.

Under our redemption plan, until our board of directors approves an estimated net asset value per share, as published from time to time in an Annual Report on Form 10 K, a Quarterly Report on Form 10 Q and/or a Current Report on Form 8 K publicly filed with the Commission, the price for the repurchase of shares shall be equal to the “net investment amount” of our shares, which will be based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table. For each class of shares, this amount will equal $10.00 per share, which is the offering price of our shares, less the associated selling commission and the dealer manager fee and estimated organization and offering expenses other than the annual distribution and stockholder servicing fees. Once our board of directors approves an estimated net asset value per share, the price for the repurchase of shares shall be equal to the then current estimated net asset value per share. These prices may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we repurchase shares of our common stock, the actual value of the shares that we repurchase may be less than the price that we pay, and the repurchase may be dilutive to our remaining stockholders. Moreover, until we announce an estimated net asset value per share of our common stock, shares received as a stock dividend will be redeemed at the then-current “net investment amount” of our shares disclosed in our prospectus, even though we received no consideration for the shares.

We may have difficulty funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in our initial public offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees by our advisor or from expense support provided by our advisor or other sources to fund distributions to our stockholders. The use of these sources to pay distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of an investment in shares of our common stock by creating future liabilities, reducing the return on an investment or otherwise.

Until the proceeds from our initial public offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on the basis of generally accepted accounting principles (“GAAP”), to fully fund distributions to our stockholders. Therefore, particularly in the earlier part of our initial public offering, we may fund distributions to our stockholders with cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in our initial public offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to our advisor or its affiliates, cash resulting from our advisor or its affiliates paying certain of our expenses, and proceeds from the sales of assets or from our cash balances. However, our advisor and its affiliates are under no obligation to defer or waive fees in order to support our distributions and there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment.

The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and potentially reduce our stockholders’ overall return and adversely impact and dilute the value of our stockholders’ investments in shares of our common stock. Because the prices at which we sell each class of our shares are fixed and we do not currently intend to change them, new investors will be impacted to the extent dilutive distributions in excess of earnings have been paid in prior periods as well as if they are paid in future periods.  To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted tax basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted tax basis in our stock will be reduced; and (ii) exceed a stockholder’s adjusted tax basis in our stock, such distributions will be included in income as long term capital gain if the stockholder has held its shares for more than one year and otherwise as short term capital gain.

In addition, our advisor or its affiliates could choose to receive shares of our common stock or interests in the operating partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute an investment in shares of our common stock.

Investors’ economic and voting interest in us will be diluted by our issuance of stock dividends prior to their investment in us.

We intend to issue stock dividends to supplement our payment of cash distributions. However, we do not currently intend to change our offering price during the term of our initial public offering. Therefore, investors who purchase our shares early in our initial public offering, as compared with later investors, will receive more shares for the same cash investment as a result of any stock dividends not received by later investors. Because later investors will own fewer shares for the same cash investment compared with earlier investors, and therefore be diluted compared to earlier investors, they are at greater risk of loss and will have a smaller voting interest.

We currently do not have research analysts reviewing our performance.

We do not have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, we do not have an independent review of our performance and the value of our common stock relative to publicly traded companies.

The availability and timing of cash distributions to our stockholders is uncertain.

We bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. Distributions could also be negatively impacted by the failure to deploy available cash on an expeditious basis, the inability to find suitable investments that are not dilutive to distributions, potential poor performance of our investments, an increase in expenses for any reason (including expending funds for redemptions in excess of the proceeds from our distribution reinvestment plan) and due to numerous other factors. Any request by the holders of our operating partnership interests (should we choose to issue operating partnership interests to third parties in the future) to redeem some or all of their operating partnership interests for cash may also impact the amount of cash available for distribution to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. There can be no assurance that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will increase and not decrease over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), we would not qualify for the favorable tax treatment accorded to REITs.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of an investment in shares of our common stock.

Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. High debt levels could cause us to incur higher interest charges, could result in higher debt service obligations, could be accompanied by restrictive covenants and generally could make us subject to the risks associated with higher leverage. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in shares of our common stock.

Company Related Risks

There can be no assurance that we will be able to achieve expected cash flows necessary to pay or maintain distributions at any particular level or that distributions will increase over time.

There are many factors that can affect the availability and timing of distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and investments in real estate related securities, mortgages or other loans and assets, current and projected cash requirements and tax considerations. Because we receive income from property operations and interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions is affected by many factors, such as our ability to make acquisitions as offering proceeds become available, the income from those investments and yields on securities of other real estate programs that we invest in, as well as our operating expense levels and many other variables. Actual cash available for distribution may vary substantially from estimates. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to be paid on our shares.

We cannot assure investors that:

•	rents or operating income from our properties will remain stable or increase;
•	tenants will not default under or terminate their leases;
•	securities we buy will increase in value or provide constant or increased distributions over time;
•	loans we make will be repaid or paid on time;
•	loans will generate the interest payments that we expect;
•	acquisitions of real properties, mortgages or other loans, or our investments in securities or other assets, will increase our cash available for distributions to stockholders; or
•	development properties will be developed on budget or generate income once stabilized.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay distributions. For instance:

•	Cash available for distributions may decrease if we are required to spend money to correct defects or to make improvements to properties.
•	Cash available for distributions may decrease if the assets we acquire have lower yields than expected.
•

Federal income tax laws require REITs to distribute at least 90% of their taxable income to stockholders each year. We intend to elect to be treated as a REIT for tax purposes, and this limits the earnings that we may retain for corporate growth, such as asset acquisition, development or expansion, and will make us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may decrease.

•	The payment of principal and interest required to service the debt resulting from our policy to use leverage to acquire assets may leave us with insufficient cash to pay distributions.
•

As we intend to elect to be taxed as a REIT, we may pay distributions to our stockholders to comply with the distribution requirements of the Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

If we decide to list our common stock on a national exchange, we may wish to lower our distribution rate in order to optimize the price at which our shares would trade. In addition, subject to the applicable REIT rules, our board of directors, in its discretion, may retain any portion of our cash on hand or use offering proceeds for capital needs and other corporate purposes. Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in our prospectus, as well as other factors that our board of directors may, from time to time deem relevant to consider when determining an appropriate common stock distribution.

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

Further, our success depends to a significant degree upon the contributions of Thomas K. Sittema, our chairman of the board and director, Stephen H. Mauldin, our vice chairman of the board, director, chief executive officer and president, and Kevin R. Maddron, our chief operating officer, chief financial officer and treasurer, each of whom would be difficult to replace. If any of these key personnel were to cease their affiliation with us or our affiliates, we may be unable to find suitable replacement personnel, and our operating results could suffer. In addition, we have entered into an advisory agreement with our advisor which contains a non-solicitation and non-hire clause prohibiting us or our operating partnership from (i) soliciting or encouraging any person to leave the employment of our advisor; or (ii) hiring on our behalf or on behalf of our operating partnership any person who has left the employment of our advisor for one year after such departure. All of our executive officers and the executive officers of our advisor are also executive officers of CNL Healthcare Properties, Inc. or its advisor, both of which are affiliates of our advisor. In the event that CNL Healthcare Properties, Inc. internalizes the management functions provided by its advisor, such executive officers may cease their employment with us and our advisor. In that case, our advisor would need to find and hire an entirely new executive management team. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and our advisor may be unsuccessful in attracting and retaining such skilled personnel. We do not maintain key person life insurance on any of our officers.

Any adverse changes in CNL’s financial health, the public perception of CNL, or our relationship with its sponsor or its affiliates could hinder our operating performance and the return on an investment.

If we were to terminate our advisor because it is unable to meet its obligations to us or for any other reasons, it may be difficult to find a replacement advisor and the transition could adversely affect our operations.  In addition, our advisor currently pays certain organization and offering costs of our initial public offering on our behalf without reimbursement by us, and accepts restricted Class A shares of common stock in lieu of certain fees and expenses payable to it in order to provide additional cash to support of our distributions to investors. Both of these forms of expense support could or would be terminated if we terminated our advisor, and in certain circumstances the restricted Class A shares could vest.  Further, following the termination or non renewal of the advisory agreement by our advisor for good reason (as defined in the advisory agreement) or by us or our operating partnership other than for cause (as defined in the advisory agreement), if a listing of our common stock or other liquidity event with respect to our common stock has not occurred, our advisor will be entitled to be paid a portion of any future incentive fee that becomes payable.  Further, the advisor would be entitled to receive all accrued but unpaid compensation and expense reimbursements within 30 days of the termination date.

In addition, any deterioration in the perception of CNL in the broker dealer and financial advisor industries could result in an adverse effect on fundraising in our offering and our ability to acquire assets and obtain financing from third parties on favorable terms.

Investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.

Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•

pursuant to Section 3(a)(1)(A) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•

pursuant to Section 3(a)(1)(C) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that we and our operating partnership will satisfy both tests above. With respect to the 40% test, most of the entities through which we and our operating partnership will own our assets will be majority owned subsidiaries that will not themselves be investment companies and will not be relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

With respect to the primarily engaged test, we and our operating partnership will be holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority owned subsidiaries of our operating partnership, we and our operating partnership will be primarily engaged in the non investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate related assets.

If any of the subsidiaries of our operating partnership fail to meet the 40% test, we believe they will usually, if not always, be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Otherwise, they should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no action letters, the Commission staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no action letters. We expect that any of the subsidiaries of our operating partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate related assets. If any subsidiary relies on Section 3(c)(5)(C), we expect to rely on guidance published by the Commission staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate related assets.

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the Commission or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current Commission staff interpretations are subject to change, which increases the risk of non compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the Commission issued a concept release indicating that the Commission and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our investment policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under our charter and the MGCL, our stockholders currently have a right to vote only on the following matters:

•	the election or removal of directors;
•

any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to change our name, increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue, effect certain reverse stock splits or change the name or designation or par value of any class or series of our stock and the aggregate par value of our stock;

•	our liquidation and dissolution; and
•	except as otherwise permitted by law, our being a party to any merger, consolidation, sale or other disposition of substantially all of our assets or similar reorganization.

If we do not successfully implement a liquidity event, investors may have to hold their investment for an indefinite period.

It is currently contemplated that within five to seven years from the effective date of our initial public offering our board of directors will begin to explore and evaluate various strategic options to provide our stockholders with liquidity of their investment, either in whole or in part. However, we are not required, by our charter or otherwise, to pursue a liquidity event or any transaction to provide liquidity to our stockholders. For example, we may transition the company to a perpetual net asset value REIT or fund. If our board of directors determines to pursue a liquidity event, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on stockholders that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity event or delay such a transaction due to market conditions, our common stock may continue to be illiquid and investors may, for an indefinite period of time, be unable to convert investor shares to cash easily, if at all, and could suffer losses on an investment in our shares.

Adverse changes in affiliated programs could also adversely affect our ability to raise capital.

CNL has two other public, non traded real estate investment programs that have investment objectives similar to ours, CNL Healthcare Properties, Inc., which is closed to new investors, and CNL Lifestyle Properties, Inc., which is closed to new investors and evaluating liquidity events. Our sponsor also has one other public, non traded real estate investment program, CNL Growth Properties, Inc., which is currently closed to new investors. Adverse results in the other non traded REITs on the CNL platform have the potential to affect CNL’s and our reputation among financial advisors and investors, which could affect our ability to raise capital.

Non traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the Commission.

Our securities, like other non traded REITs, are sold through broker dealers and financial advisors. Governmental regulatory organizations such as the Commission and self regulatory organizations such as FINRA impose and enforce regulations on broker dealers, investment advisers and similar financial services companies. In disciplinary proceedings in 2012, the Enforcement Division of FINRA required a broker dealer to pay restitution to investors of a non traded REIT in connection with the broker dealer’s sale and promotion activities. FINRA has also filed complaints against a broker dealer firm with respect to (i) its solicitation of investors to purchase shares in a non traded REIT without conducting a reasonable inquiry of investor suitability and (ii) its provision of misleading distribution information. In February 2014, four non traded REITs with affiliated sponsors disclosed in public filings a settlement with the Commission with respect to allegations that these REITs misled investors about their share pricing methods, concealing inter fund transactions and extra payments to executives.

The above referenced proceedings have resulted in increased regulatory scrutiny from the Commission regarding non traded REITs. As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker dealer channel for non traded REITs, and accordingly we may face increased difficulties in raising capital. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such regulator inquiries could be expensive and distract our management.

Risks Related to Conflicts of Interest and our Relationships with our Advisor and its Affiliates

There will be competing demands on our officers and directors and they may not devote all of their attention to us, which could have a material adverse effect on our business and financial condition.

Our interested directors, Thomas K. Sittema and Stephen H. Mauldin, are also officers and/or directors of our advisor and other affiliated entities and may experience conflicts of interest in managing us because they also have management responsibilities for other companies including a company, CNL Healthcare Properties, Inc., that may invest in some of the same types of assets in which we may invest. Substantially all of the other companies that they work for are affiliates of us and/or our advisor. In addition, J. Chandler Martin, one of our independent directors, is also an independent director of CNL Healthcare Properties, Inc. For these reasons, Mr. Sittema, Mr. Mauldin and Mr. Martin each share their management time and services among those companies and us, will not devote all of their attention to us and could take actions that are more favorable to the other companies than to us.

In addition, Kevin R. Maddron, our chief operating officer, chief financial officer and treasurer, serves as an officer of and/or devotes time to, our advisor, as well as CNL Lifestyle Properties, Inc. and CNL Healthcare Properties, Inc., affiliates of our advisor, which have certain similar investment objectives to us and one of which owns assets in asset classes in which we will invest. Certain of our officers may also serve as officers of, and devote time to, CNL Growth Properties, Inc., another non traded REIT affiliated with our sponsor, and its advisor and other companies which may be affiliated with us in the future. These officers may experience conflicts of interest in managing us because they also have management responsibilities for one or more of such other programs. For these reasons, these officers will share their management time and services among these other programs and us, will not devote all of their attention to us and could take actions that are more favorable to the other programs than to us.

Other real estate investment programs sponsored by CNL or our sponsor use investment strategies that are similar to ours. Our advisor, its affiliates and their and our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

One or more real estate investment programs sponsored by CNL, our sponsor may seek to invest in properties and other real estate related investments similar to the assets we seek to acquire. Our sponsor has one other public, non traded real estate investment program that has investment objectives similar to ours, CNL Healthcare Properties, Inc., which is managed by the same executive officers as us and invests in properties in the seniors housing, medical office building, acute care and post-acute care facility sectors. As a result, we may be buying properties and other real estate related investments at the same time as CNL Healthcare Properties, Inc. is buying properties and other real estate related investments in certain of the asset classes in which we focus. We cannot assure investors that properties we want to acquire will be allocated to us in this situation. CNL is not required to allocate each prospective investment to our advisor for review. Our advisor may choose a property that provides lower returns to us than a property allocated to CNL Healthcare Properties, Inc. In addition, we may acquire properties in geographic areas where other programs sponsored by CNL or our sponsor also invest. If one of such other programs sponsored by CNL or our sponsor attracts a tenant for which we are competing, we could suffer a loss of revenue due to delays in locating another suitable tenant. Investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment.

Our advisor may be prevented from advising us with respect to investments in certain property sectors if CNL enters into a covenant not to compete as part of a transaction involving the listing of the shares of CNL Healthcare Properties, Inc. on a national securities exchange, the sale or merger of CNL Healthcare Properties, Inc. to or with another entity, the sale of the assets of CNL Healthcare Properties, Inc. to another entity or a similar type of transaction.

CNL Healthcare Properties, Inc. may enter into a transaction involving (a) the listing of its shares on a national securities exchange, (b) the sale to, or merger with, another entity in a transaction which provides the investors of CNL Healthcare Properties, Inc. with cash or securities of a publicly traded company, or (c) the commencement of the orderly sale of the assets of CNL Healthcare Properties, Inc. and the subsequent distribution of the proceeds thereof. In connection with the consummation of any of the foregoing transactions, or in the event of the transfer of the ownership interests of the advisor of CNL Healthcare Properties, Inc., the counterparty to the transaction may request, as a precondition to the consummation of the transaction, that CNL provide a covenant not to compete or similar agreement which would serve to limit the future acquisition of properties in certain property sectors by CNL and its affiliates, including our advisor, for a certain period of time. Under such circumstances, CNL, on behalf of itself and its affiliates, including our advisor, may be willing to provide such a covenant not to compete, but solely with respect to properties in certain property sectors, and for a limited period of time not to exceed two years from the date of the consummation of the applicable transaction. In such event, we would be limited in our ability to pursue or invest in properties in certain property sectors during the term of any such covenant not to compete unless we obtained a new advisor.  We could not terminate our advisor for “cause” (as defined in the advisory agreement) in such circumstances, which means we would be required to give 60 days’ prior written notice of such termination, that the advisor would be entitled to receive all accrued but unpaid compensation and expense reimbursements within 30 days of the termination date, that it may continue to be eligible for future incentive fees, and that in some circumstances shares of restricted stock may vest.  See the risk factor entitled “Any adverse changes in CNL’s financial health, the public perception of CNL, or our relationship with its sponsor or its affiliates could hinder our operating performance and the return on an investment” in “—Company Related Risks.”

Our advisor may have conflicting fiduciary obligations if we acquire properties with an entity sponsored or advised by one of its affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

Our advisor may cause us to acquire an interest in a property from, or through a joint venture with, an entity sponsored or advised by one of its affiliates or to dispose of an interest in a property to such an entity. In these circumstances, our advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

Our advisor and its affiliates, including all of our executive officers and affiliated directors, will face conflicts of interest as a result of their compensation arrangements with us, which could result in actions that are not in the best interest of our stockholders.

We pay our advisor and its affiliates, including the dealer manager of our offering, substantial fees. These fees could influence their advice to us, as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates;
•	additional public offerings of equity by us, which would create an opportunity for CNL Securities Corp., as dealer manager, to earn additional fees and for our advisor to earn increased advisory fees;
•	property sales, which may entitle our advisor to real estate commissions;
•	property acquisitions from third parties, which entitle our advisor to an investment services fee;
•

borrowings to acquire assets, which increase the investment services fees and asset management fees payable to our advisor and which entitle may our advisor or its affiliates to receive other acquisition-related fees if approved by our board of directors, including a majority of our independent directors;

•

whether we seek to internalize our management functions, which could result in our retaining some of our advisor’s and its affiliates’ key officers for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our advisor to purchase the assets and operations of our advisor and its affiliates performing services for us;

•	the listing of, or other liquidity event with respect to, our shares, which may entitle our advisor to a subordinated incentive fee;
•	a sale of assets, which may entitle our advisor to a subordinated share of net sales proceeds; and
•	whether and when we seek to sell our operating partnership or our assets, which sale could entitle our advisor to additional fees.

The fees our advisor receives in connection with transactions involving the purchase and management of our assets are not necessarily based on the quality of the investment or the quality of the services rendered to us. The basis upon which fees are calculated may influence our advisor to recommend riskier transactions to us.

None of the agreements with our advisor or any other affiliates were negotiated at arm’s length.

Agreements with our advisor or any other affiliates may contain terms that would not otherwise apply if we entered into agreements negotiated at arm’s length with third parties.

If we internalize our management functions, a stockholder’s interest in us could be diluted, we could incur other significant costs associated with being self managed, we may not be able to retain or replace key personnel and we may have increased exposure to litigation as a result of internalizing our management functions.

We may internalize management functions provided by our advisor and its affiliates. Our board of directors may decide in the future to acquire assets and personnel from our advisor or its affiliates for consideration that would be negotiated at that time. However, as a result of the non solicitation clause in the advisory agreement, generally the acquisition of advisor personnel would require the prior written consent of our advisor. There can be no assurances that we will be successful in retaining our advisor’s key personnel in the event of an internalization transaction. In the event we acquire our advisor, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could reduce the percentage of our shares owned by persons who purchase shares in our offering and could reduce the net income per share and funds from operations per share attributable to a stockholder’s investment.

In addition, we may issue equity awards to officers and consultants, which would increase operating expenses and decrease our net income and funds from operations. We cannot reasonably estimate the amount of fees to our advisor and other affiliates we would save, and the costs we would incur, if we acquired these entities. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor and other affiliates, our net income per share and funds from operations per share would be lower than they otherwise would have been had we not acquired these entities.

Additionally, if we internalize our management functions we could have difficulty integrating these functions. Currently, the officers of our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand alone entity. An inability to manage an internalization transaction effectively could result in our incurring additional costs and divert our management’s attention from effectively managing our properties and overseeing other real estate related assets.

In recent years, internalization transactions have been the subject of stockholder litigation. Stockholder litigation can be costly and time consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend defending any such litigation will reduce the amount of funds available for investment by us in properties or other investments.

We are not in privity of contract with service providers that may be engaged by our advisor to perform advisory services and they may be insulated from liabilities to us, and our advisor has minimal assets with which to remedy any liabilities to us.

Our advisor sub contracts with affiliated or unaffiliated service providers for the performance of substantially all of its advisory services. Our advisor will initially engage affiliates of our sponsor to perform certain services on its behalf pursuant to agreements to which we are not a party. As a result, we will not be in privity of contract with any such service provider and, therefore, such service provider will have no direct duties, obligations or liabilities to us. In addition, we will have no right to any indemnification to which our advisor may be entitled under any agreement with a service provider. The service providers our advisor may subcontract with may be insulated from liabilities to us for services they perform, but may have certain liabilities to our advisor. Our advisor has minimal assets with which to remedy liabilities to us resulting under the advisory agreement.

Risks Related to Our Business

We have not established investment criteria limiting the size of property acquisitions. If an investment that represents a material percentage of our assets experiences a loss, the value of an investment in us would be significantly diminished.

We are not limited in the size of any single property acquisition we may make and certain of our investments may represent a significant percentage of our assets. Should we experience a loss on a portion or all of an investment that represents a significant percentage of our assets, this event would have a material adverse effect on our business and financial condition, which would result in our stockholders’ investments in us being diminished.

We depend on tenants for a significant portion of our revenue and lease defaults or terminations could have an adverse effect.

Our ability to repay any outstanding debt and make distributions to stockholders depends upon the ability of our tenants to make payments to us, and their ability to make these payments depends primarily on their ability to generate sufficient revenues in excess of operating expenses from businesses conducted on our properties. For example, a tenant’s failure or delay in making scheduled rent payments to us may result from the tenant realizing reduced revenues at the properties it operates. Defaults on lease payment obligations by tenants would cause us to lose the revenue associated with those leases and require us to find an alternative source of revenue to pay our mortgage indebtedness and prevent a foreclosure action. In addition, if a tenant at one of our single user facilities, which are properties designed or built primarily for a particular tenant or a specific type of use, defaults on its lease obligations, we may not be able to readily market a single user facility to a new tenant without making capital improvements or incurring other significant costs.

Significant tenant lease expirations may decrease the value of our investments.

Multiple, significant lease terminations in a given year in our medical office buildings may produce tenant roll concentration and uncertainty as to the future cash flow of a property or portfolio and decrease the value a potential purchaser will pay for one or more properties. There is no guarantee that medical office buildings acquired will not have tenant roll concentration, and if such concentration occurs, it could decrease our ability to pay distributions to stockholders and the value of their investment.

Our long term leases may not result in fair market lease rates over time; therefore, our income and our distributions could be lower than if we did not enter into long term leases.

We typically will enter into long term leases with tenants of certain of our properties. Our long term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long term leases at levels less than then current market rental rates even after contractual rate increases. Further, we may have no ability to terminate those leases or to adjust the rent to then prevailing market rates. As a result, our income and distributions could be lower than if we did not enter into long term leases.

Medical office buildings that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on an investment in shares of our common stock.

Our medical office buildings may have vacancies as a result of the continued default of tenants under their leases or the expiration of tenant leases. If a high rate of vacancies persists, we may suffer reduced revenues. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce our stockholders’ return.

The continuation of a slow economy could adversely affect certain of the properties in which we invest, and the financial difficulties of our tenants and operators could adversely affect us.

The continuation of a slow economy could adversely affect certain of the properties in which we invest. Although a general downturn in the real estate industry would be expected to adversely affect the value of our properties, a downturn in the seniors housing, medical office building, acute care and post-acute care facility sectors in which we invest could compound the adverse effect. Continued economic weakness combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with the lack of available debt, could result in our tenants experiencing a decline in financial and operating performance and/or a decline in earnings from our TRS investments.

Further disruptions in the financial markets and deteriorating economic conditions could impact certain of the real estate properties we acquire and such real estate could experience reduced occupancy levels from that anticipated at the time of our acquisition of such real estate. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurance costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

The inability of seniors to sell their homes could negatively impact occupancy rates, revenues, cash flows and results of operations of the properties we acquire.

Downturns in the housing markets could adversely affect the ability (or perceived ability) of seniors to relocate into, or finance their stays at, our seniors housing and post-acute care properties with private resources. Potential residents of such properties frequently use the proceeds from the sale of their homes to cover the cost of entrance fees and resident fees. If seniors have a difficult time selling their homes, these difficulties could impact their ability to pay such fees. If the volatility in the housing market returns, the occupancy rates, revenues, cash flows and results of operations for these properties could be negatively impacted.

We do not have control over market and business conditions that may affect our success.

The following external factors, as well as other factors beyond our control, may reduce the value of properties that we acquire, the ability of tenants to pay rent on a timely basis, or at all, the amount of the rent to be paid and the ability of borrowers to make loan payments on time, or at all:

•	changes in general or local economic or market conditions;
•	the pricing and availability of debt, operating lines of credit or working capital;
•	inflation and other increases in operating costs, including utilities and insurance premiums;
•	increased costs and shortages of labor;
•	increased competition;
•	quality of management;
•	failure by a tenant to meet its obligations under a lease;
•	bankruptcy of a tenant or borrower;
•	the ability of an operator to fulfill its obligations;
•	limited alternative uses for properties;
•	changing consumer habits or other changes in supply of, or demand for, similar or competing products;
•	acts of God, such as earthquakes, floods and hurricanes;
•	condemnation or uninsured losses;
•	changing demographics; and
•	changing government regulations, including REIT taxation, real estate taxes, and environmental, land use and zoning laws.

Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry. If tenants are unable to make lease payments, TRS entities do not achieve the expected levels of operating income or borrowers are unable to make loan payments as a result of any of these factors, cash available for distribution to our stockholders may be reduced.

We may be limited in our ability to vary our portfolio in response to changes in economic, market or other conditions, including by restrictions on transfer imposed by our limited partners, if any, in our operating partnership or by our lenders. Additionally, the return on our real estate assets also may be affected by a continued or exacerbated general economic slowdown experienced in the United States generally and in the local economies where our properties and the properties underlying our other real estate related investments are located. Possible effects include:

•

poor economic conditions which may result in a decline in the operating income at our properties and defaults by tenants of our properties and borrowers under our investments in mortgage, bridge or mezzanine loans; and

•	increasing concessions, reduced rental rates or capital improvements may be required to maintain occupancy levels.

Our exposure to typical real estate investment risks could reduce our income.

Our properties, loans and other real estate related investments are subject to the risks typically associated with investments in real estate. Such risks include the possibility that our properties will generate operating income, rent and capital appreciation, if any, at rates lower than anticipated or will yield returns lower than those available through other investments. Further, there are other risks by virtue of the fact that our ability to vary our portfolio in response to changes in economic and other conditions will be limited because of the general illiquidity of real estate investments. Income from our properties may be adversely affected by many factors including, but not limited to, an increase in the local supply of properties similar to our properties, newer competing properties, a decrease in the number of people interested in the properties that we acquire, changes in government regulation, including healthcare regulation, international, national or local economic deterioration, increases in operating costs due to inflation and other factors that may not be offset by increased lease rates and changes in consumer tastes.

We may be unable to sell assets if or when we decide to do so.

Maintaining our REIT qualification and continuing to avoid registration under the Investment Company Act as well as many other factors, such as general economic conditions, the availability of financing, interest rates and the supply and demand for the particular asset type, may limit our ability to sell real estate assets. These factors are beyond our control. We cannot predict whether we will be able to sell any real estate asset on favorable terms and conditions, if at all, or the length of time needed to sell an asset.

An increase in real estate taxes may decrease our income from properties.

From time to time, the amount we pay for property taxes will increase as either property values increase or assessment rates are adjusted. Increases in a property’s value or in the assessment rate will result in an increase in the real estate taxes due on that property. If we are unable to pass the increase in taxes through to our tenants, our net operating income for the property will decrease.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single property acquisitions, and the risk that a multiple property acquisition does not close may be greater than in a single property acquisition. Portfolio acquisitions may also result in our ownership of investments in geographically dispersed markets, placing additional demands on our advisor in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

If one or more of our tenants file for bankruptcy protection, we may be precluded from collecting all sums due.

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the U.S. federal bankruptcy code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership or debtor’s relief statute or law, we may be unable to collect sums due under our lease(s) with that tenant. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy or similar proceeding. A bankruptcy or similar proceeding may bar our efforts to collect pre bankruptcy debts from those entities or their properties unless we are able to obtain an order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. Such an event could cause a decrease or cessation of rental payments which would reduce our cash flow and the amount available for distribution to stockholders. In the event of a bankruptcy or similar proceeding, we cannot assure investors that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to stockholders may be adversely affected.

If a sale leaseback transaction is re characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We may enter into sale leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom it was purchased. In the event of the bankruptcy of a tenant, a transaction structured as a sale leaseback may be re characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow, REIT qualification and the amount available for distributions to investors.

If the sale leaseback is re characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale leaseback is re characterized as a joint venture, we and our lessee could be treated as co venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.

Additionally, if the Internal Revenue Service (the “IRS”) does not characterize these leases as “true leases,” we would not be treated as receiving rents from real property with regard to such leases which could affect our ability to satisfy the REIT gross income tests.

Multiple property leases or loans with individual tenants or borrowers increase our risks in the event that such tenants or borrowers become financially impaired.

Defaults by a tenant or borrower may continue for some time before we determine that it is in our best interest to evict the tenant or foreclose on the property of the borrower. Tenants may lease more than one property, and borrowers may enter into more than one loan. As a result, a default by, or the financial failure of, a tenant or borrower could cause more than one property to become vacant or be in default or more than one lease or loan to become non performing. Defaults or vacancies can reduce our rental income and funds available for distribution and could decrease the resale value of affected properties until they can be released.

We rely on various security provisions in our leases for minimum rent payments which could have a material adverse effect on our financial condition.

Our leases may, but are not required to, have security provisions such as deposits, stock pledges and guarantees or shortfall reserves provided by a third party tenant or operator. These security provisions may terminate at either a specific time during the lease term, once net operating income of the property exceeds a specified amount or upon the occurrence of other specified events. Certain security provisions may also have limits on the overall amount of the security under the lease. After the termination of a security feature, or in the event that the maximum limit of a security provision is reached, we may only look to the tenant to make lease payments. In the event that a security provision has expired or the maximum limit has been reached, or a provider of a security provision is unable to meet its obligations, our results of operations and ability to pay distributions to our stockholders could be adversely affected if our tenants are unable to generate sufficient funds from operations to meet minimum rent payments and the tenants do not otherwise have the resources to make rent payments.

Our real estate assets may be subject to impairment charges which could have a material adverse effect on our financial condition.

We are required to periodically evaluate the recoverability of the carrying value of our real estate assets for impairment indicators. Factors considered in evaluating impairment of our real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Management makes assumptions and estimates when considering impairments and actual results could vary materially from these assumptions and estimates.

We are uncertain of our sources for funding of future capital needs and this may subject us to certain risks associated with the ongoing needs of our properties.

Neither we nor our advisor has any established financing sources. We will establish capital reserves on a property by property basis, as we deem appropriate to fund anticipated capital improvements. If we do not have enough capital reserves to supply needed funds for capital improvements throughout the life of our investment in a property and there is insufficient cash available from our operations or from other sources, we may be required to defer necessary improvements to a property. This may result in decreased cash flow and reductions in property values. If our reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. There can be no guarantee that these sources will be available to us. Accordingly, in the event that we develop a need for additional capital in the future for the maintenance or improvement of our properties or for any other reason, we have not identified any established sources for such funding, and we cannot assure investors that such sources of funding will be available to us for potential capital needs in the future.

Increased competition for residents or patients may reduce the ability of certain of our operators to make scheduled rent payments to us or affect our operating results.

The types of properties in which we invest are expected to face competition for residents or patients from other similar properties, both locally and nationally. For example, competing seniors housing properties may be located near the seniors housing properties we own or acquire. Any decrease in revenues due to such competition at any of our properties may adversely affect our operators’ ability to make scheduled rent payments to us and with respect to certain of our seniors housing properties leased to TRS entities, may adversely affect our operating results of those properties.

Lack of diversification of our properties may increase our exposure to the risks of adverse economic conditions as to particular asset classes and property categories within asset classes.

Since our assets may be concentrated in any specific asset class or any brand or other category within an asset class, an economic downturn in such class or asset category could have an adverse effect on our results of operations and financial condition.

We may be subject to litigation which could have a material adverse effect on our business and financial condition.

We may be subject to litigation, including claims relating to our operations, offerings, unrecognized pre acquisition contingencies and otherwise in the ordinary course of business. Some of these claims may result in potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of claims that may arise in the future. Resolution of these types of matters against us may result in our payment of significant fines or settlements, which, if not insured against, or if these fines and settlements exceed insured levels, would adversely impact our earnings and cash flows. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.

We will have no economic interest in the land beneath ground lease properties that we may acquire.

Certain of the properties that we acquire may be on land owned by a governmental entity or other third party, while we own a leasehold, permit, or similar interest. This means that we do not retain fee ownership in the underlying land. Accordingly, with respect to such properties, we will have no economic interest in the land or buildings at the expiration of the ground lease or permit. As a result, we will not share in any increase in value of the land associated with the underlying property and may forfeit rights to assets constructed on the land such as buildings and improvements at the end of the lease. Further, because we do not completely control the underlying land, the governmental entities or other third party owners that lease this land to us could take certain actions to disrupt our rights in the properties or our tenants’ operation of the properties or take the properties in an eminent domain proceeding. Such events are beyond our control. If the entity owning the land under one of our properties chooses to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired.

Existing seniors housing, medical office, acute care and post-acute care properties that we acquire may be subject to unknown or contingent liabilities which could cause us to incur substantial costs.

We may acquire operating seniors housing, medical office, acute care and post-acute care properties which may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under transaction agreements related to our acquisition of seniors housing and healthcare properties will not survive the closing of the transactions. While we will generally require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on indemnifiable losses. There is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

We may not be able to compete effectively in those markets where overbuilding exists and our inability to compete in those markets may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to investors.

Overbuilding in the seniors housing segment in the late 1990s reduced occupancy and revenue rates at seniors housing facilities. The occurrence of another period of overbuilding could adversely affect our future occupancy and resident fee rates, decreased occupancy and operating margins and lower profitability, which in turn could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We invest in private pay seniors housing properties, an asset class of the seniors housing sector that is highly competitive.

Private pay seniors housing is a competitive asset class of the seniors housing sector. Our seniors housing properties compete on the basis of location, affordability, quality of service, reputation and availability of alternative care environments. Our seniors housing properties also rely on the willingness and ability of seniors to select seniors housing options. Our property operators may have competitors with greater marketing and financial resources able to offer incentives or reduce fees charged to residents thereby potentially reducing the perceived affordability of our properties. Additionally, the high demand for quality caregivers in a given market could increase the costs associated with providing care and services to residents. These and other factors could cause the amount of our revenue generated by private payment sources to decline or our operating expenses to increase. In periods of weaker demand, as has occurred during the recent general economic recession, profitability may be negatively affected by the relatively high fixed costs of operating a seniors housing property.

Events which adversely affect the ability of seniors to afford our daily resident fees could cause the occupancy rates, resident fee revenues and results of operations of our seniors housing properties to decline.

Costs to seniors associated with certain types of the seniors housing properties we acquire generally are not reimbursable under government reimbursement programs such as Medicaid and Medicare. Substantially all of the resident fee revenues generated by our properties are derived from private payment sources consisting of income or assets of residents or their family members. Only seniors with income or assets meeting or exceeding certain standards can typically afford to pay our daily resident and service fees and, in some cases, entrance fees. Economic downturns such as the one recently experienced in the United States, reductions or declining growth of government entitlement programs, such as social security benefits, or stock market volatility could adversely affect the ability of seniors to afford the fees for our seniors housing properties. If our tenants or managers are unable to attract and retain seniors with sufficient income, assets or other resources required to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations for these properties could decline, which, in turn, could have a material adverse effect on our business.

Significant legal actions brought against the tenants or managers of our seniors housing, acute care and post-acute care properties could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us.

The tenants or managers of our seniors housing, acute care and post-acute care properties may be subject to claims that their services have resulted in resident injury or other adverse effects. The insurance coverage that is maintained by such tenants or managers, whether through commercial insurance or self insurance, may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to our tenants or managers due to state law prohibitions or limitations of availability. As a result, the tenants or managers of our healthcare properties operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. From time to time, there may also be increases in government investigations of long term care providers, as well as increases in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or government investigation could lead to potential termination from government programs, large penalties and fines and otherwise have a material adverse effect on a facility operator’s financial condition. If a tenant or manager is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant or manager is required to pay uninsured punitive damages, or if a tenant or manager is subject to an uninsurable government enforcement action, the tenant or manager could be exposed to substantial additional liabilities, which could result in our bankruptcy or insolvency or have a material adverse effect on a tenant’s or manager’s business and its ability to meet its obligations to us.

Moreover, advocacy groups that monitor the quality of care at seniors housing, acute care and post-acute care properties have sued facility operators and demanded that state and federal legislators enhance their oversight of trends in seniors housing property ownership and quality of care. Patients have also sued operators of seniors housing, acute care and post-acute care properties and have, in certain cases, succeeded in winning very large damage awards for alleged abuses. This litigation and potential future litigation may materially increase the costs incurred by the tenants and managers of our properties for monitoring and reporting quality of care compliance. In addition, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare properties continues. Increased costs could limit the ability of the tenants and managers of our properties to meet their obligations to us, potentially decreasing our revenue and increasing our collection and litigation costs. To the extent we are required to remove or replace a manager, our revenue from the affected facility could be reduced or eliminated for an extended period of time.

Finally, if we lease a seniors housing property to our TRS rather than leasing the property to a third party tenant, our TRS will generally be the license holder and become subject to state licensing requirements and certain operating risks that apply to facility operators, including regulatory violations and third party actions for negligence or misconduct. The TRS will have increased liability resulting from events or conditions that occur at the facility, including, for example, injuries to and deaths of residents at the facility. In the event that the TRS incurs liability and a successful claim is made that the separate legal status of the TRS should be ignored for equitable or other reasons (i.e., a corporate veil piercing claim), we may also become liable for such matters. Insurance may not cover all such liabilities. Any negative publicity resulting from lawsuits related to our TRS status as a licensee could adversely affect our business reputation and ability to attract and retain residents in our leased properties, our ability to obtain or maintain licenses at the affected facility and other facilities and our ability to raise additional capital.

Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of tenants at any acute care and post-acute care properties that we may acquire, and hinder their ability to make rent payments to us.

Sources of revenue for tenants and operators at any acute care and post-acute care properties that we acquire include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by these payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of these tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs.

The healthcare property sector continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. We believe that tenants at acute care and post-acute care properties will continue to experience a shift in payor mix away from fee for service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, government payors and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In addition, due to the aging of the population and the expansion of governmental payor programs, we anticipate that there will be a marked increase in the number of patients reliant on healthcare coverage provided by governmental payors. These changes could have a material adverse effect on the financial condition of tenants at our acute care and post-acute care properties.

Changes to Medicare and Medicaid budgets may adversely impact operations of certain acute care and post-acute care properties.

For post-acute care properties such as skilled nursing facilities, Medicare reimbursement has the greatest impact on performance and we believe it will continue to come under scrutiny given looming long term budget issues with the aging of the population. The Centers for Medicare and Medicaid Services (“CMS”) implements changes to Medicare budgets for various asset classes (i.e., skilled nursing facilities, inpatient rehabilitation facilities, long term acute care hospitals (“LTACHs”) and hospice providers) at the beginning of October for the next fiscal year. Changes to budgets for the different asset classes could significantly impact rent coverage ratios of operators. The latest round of CMS budget pronouncements for 2014 was largely within expectations and provided modest increases that were below inflation levels. CMS continues to evaluate making Medicare payments “site neutral” for the same service delivered in an inpatient versus outpatient setting. Such a change could result in certain providers, particularly LTACHs and inpatient rehabilitation facilities, receiving lower reimbursement rates than those currently in place, which could have a significant impact on the financial condition of our tenants in those asset classes.

We are exposed to various operational risks, liabilities and claims with respect to our seniors housing, acute care and post-acute care properties that may adversely affect our ability to generate revenues and/or increase our costs.

Through our ownership of seniors housing, acute care and post-acute care properties, we are exposed to various operational risks, liabilities and claims with respect to our properties in addition to those generally applicable to ownership of real property. These risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), rent control regulations and increases in labor costs (as a result of unionization or otherwise) and services. Any one or a combination of these factors, together with other market and business conditions beyond our control, could result in operating deficiencies at our seniors housing, acute care and post-acute care properties, which could have a material adverse effect on our facility operators’ results of operations and their ability to meet their obligations to us and operate the properties effectively and efficiently, which in turn could adversely affect us.

Unanticipated expenses and insufficient demand for healthcare properties could adversely affect our profitability.

As part of our investment strategy, we may acquire seniors housing, medical office, acute care and post-acute care properties in geographic areas where potential customers may not be familiar with the benefits of, and care provided by, that particular property. As a result, we may have to incur costs relating to the opening, operation and promotion of such properties that are substantially greater than those incurred in other areas where the properties are better known by the public. These properties may attract fewer residents or patients than other properties we acquire and may have increased costs, such as for marketing expenses, adversely affecting the results of operations of such properties as compared to those properties that are better known.

Our failure or the failure of the tenants and managers of our properties to comply with licensing and certification requirements, the requirements of governmental programs, fraud and abuse regulations or new legislative developments may materially adversely affect the operations of our seniors housing, acute care and post-acute care properties.

The operations of our seniors housing, acute care and post-acute care properties are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of certain revenue sources until all licensure or certification issues have been resolved. Properties may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. State laws may require compliance with extensive standards governing operations and agencies administering those laws regularly inspect such properties and investigate complaints. Failure to comply with all regulatory requirements could result in the loss of the ability to provide or bill and receive payment for healthcare services at our seniors housing, acute care and post-acute care properties. Additionally, transfers of operations of certain facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate. We have no direct control over the tenant’s or manager’s ability to meet regulatory requirements and failure to comply with these laws, regulations and requirements may materially adversely affect the operations of these properties.

If our operators fail to cultivate new or maintain existing relationships with residents, community organizations and healthcare providers in the markets in which they operate, our occupancy percentage, payor mix and resident rates may deteriorate, which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to investors.

We will seek to build relationships with several key seniors housing and post-acute care operators upon whom we will depend to market our facilities to potential residents and healthcare providers whose referral practices can impact the choices seniors make with respect to their housing. If our operators are unable to successfully cultivate and maintain strong relationships with these community organizations and other healthcare providers, occupancy rates at our facilities could decline, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to investors.

We cannot predict what the effect of new healthcare reform laws or other healthcare proposals would be on those of our properties offering healthcare services and, thus, our business.

Healthcare, including the seniors housing, medical office building, acute care and post-acute care facility sectors, remains a dynamic, evolving industry. On March 23, 2010, the Patient Protection and Affordable Care Act of 2010 was enacted and on March 30, 2010, the Health Care and Education Reconciliation Act was enacted, which in part modified the Patient Protection and Affordable Care Act (collectively, the “Healthcare Reform Laws”). Together, the Healthcare Reform Laws serve as the primary vehicle for comprehensive healthcare reform in the United States. The Healthcare Reform Laws are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. The legislation became effective in a phased approach, beginning in 2010 and concluding in 2018. At this time, the effects of the legislation and its impact on our business are not yet known. Our business could be materially and adversely affected by the Healthcare Reform Laws and further governmental initiatives undertaken pursuant to the Healthcare Reform Laws.

There is also the risk that the Healthcare Reform Laws could be repealed either in whole or in part in the future and may be replaced with new legislation, the effects of which are unknown at this time. The impact of repealing existing Healthcare Reform Laws, or introducing new legislation, could materially increase the uninsured population in the U.S. or affect the affordability of healthcare insurance or services. Any such impact to the healthcare insurance coverage and affordability in the U.S. could result in changes in demand for healthcare services and healthcare facilities that could materially adversely affect our business.

Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.

If the U.S. experiences a weakening of the economy, states may be pressured to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to continued high unemployment, declines in family incomes and eligibility expansions authorized by the Healthcare Reform Laws. These potential reductions could be compounded by the potential for federal cost cutting efforts that could lead to reductions in reimbursement rates under the federal Medicare program, state Medicaid programs and other healthcare related programs. Potential reductions in reimbursements under these programs could negatively impact our business, financial condition and results of operations.

Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our stockholders.

The healthcare industry currently is experiencing changes in the demand for and methods of delivering healthcare services; changes in third party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues and our ability to make distributions to our stockholders.

Termination of resident lease agreements could adversely affect our revenues and earnings for seniors housing and post-acute care properties providing assisted living services.

Applicable regulations governing assisted living properties generally require written resident lease agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident lease agreement for any reason on reasonable notice or upon the death of the resident. The operators of seniors housing and post-acute care properties cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements with terms of up to one year or longer. In addition, the resident turnover rate in our properties may be difficult to predict. If a large number of resident lease agreements terminate at or around the same time, and if our units remained unoccupied, then our tenant’s ability to make scheduled rent payments to us or, with respect to certain of our seniors housing properties, to TRS entities, our operating results, our revenues and our earnings could be adversely affected.

Certain healthcare properties we acquire, such as medical office buildings, diagnostic service centers and surgery centers, may be unable to compete successfully.

Certain healthcare properties we acquire, such as medical office buildings, diagnostic service centers and surgery centers, often face competition from nearby hospitals and other medical office buildings that provide comparable services. Some of those competing properties are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties.

Similarly, our tenants in such properties face competition from other medical practices in nearby hospitals and other medical properties. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues.

Any reduction in rental revenues resulting from the inability of our medical office buildings and healthcare related properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Some tenants of medical office buildings, diagnostic service centers, surgery centers, acute care properties and other healthcare properties are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government sponsored healthcare programs, including the Medicare and Medicaid programs. Any lease arrangements we enter into with certain tenants could also be subject to these fraud and abuse laws concerning Medicare and Medicaid. These laws include:

•

the Federal Anti Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid;

•

the Federal Physician Self Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•

the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and

•	the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts.

Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the properties are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make cash distributions.

Our tenants may generally be subject to risks associated with the employment of unionized personnel for our seniors housing, medical office buildings, acute care and post-acute care properties.

From time to time, the operations of any seniors housing, medical office building, acute care and post-acute care properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We or our tenants may also incur increased legal costs and indirect labor costs as a result of such disruptions, or contract disputes or other events. One or more of our tenants or our third party managers operating some of these types of properties may be targeted by union actions or adversely impacted by the disruption caused by organizing activities. Significant adverse disruptions caused by union activities and/or increased costs affiliated with such activities could materially and adversely affect our operations and the financial condition of the seniors housing properties we own through a TRS and affect the operating income of our tenants for those properties we lease to third parties.

Construction and development projects are subject to risks that materially increase the costs of completion.

We develop and construct new seniors housing and healthcare properties or redevelop existing properties. In doing so, we are subject to risks and uncertainties associated with construction and development including risks related to obtaining all necessary zoning, land use, building occupancy and other governmental permits and authorizations, risks related to the environmental concerns of government entities or community groups, risks related to changes in economic and market conditions between development commencement and stabilization, risks related to construction labor disruptions, adverse weather, acts of God or shortages of materials which could cause construction delays and risks related to increases in the cost of labor and materials which could cause construction costs to be greater than projected.

We may not have control over construction on our properties.

We acquire sites on which a property we will own will be built, as well as sites that have existing properties (including properties that require renovation). We are subject to risks in connection with a developer’s ability to control construction costs and the timing of completion of construction or a developer’s ability to build in conformity with plans, specifications and timetables. A developer’s failure to perform may require legal action by us to terminate the development agreement or compel performance. We also incur additional risks as we make periodic payments or advances to developers prior to completion of construction. These and other factors can result in increased costs of a development project or loss of our investment. In addition, post construction, we are subject to ordinary lease up risks relating to newly constructed projects.

Development and value add properties are expected to initially generate limited cash flows.

Development and value add properties are expected to generate limited cash flows, funds from operations and modified funds from operations during construction and lease up phases, which may result in near term downward pressure on our net asset valuation.

Seniors housing, acute care and post-acute care properties in which we invest may not be readily adaptable to other uses.

Seniors housing, acute care and post-acute care properties in which we invest are specific use properties that have limited alternative uses. Therefore, if the operations of any of our properties in these sectors become unprofitable for our tenant or operator or for us due to industry competition, a general deterioration of the applicable industry or otherwise, then we may have great difficulty re leasing the property or developing an alternative use for the property and the liquidation value of the property may be substantially less than would be the case if the property were readily adaptable to other uses. Should any of these events occur, our income and cash available for distribution and the value of our property portfolio could be reduced.

We compete with other companies for investments and such competition may reduce the number of suitable acquisition opportunities that are available to us and adversely affect our ability to successfully acquire properties and other assets.

We compete with other companies and investors, including other REITs, real estate partnerships, mutual funds, institutional investors, specialty finance companies, opportunity funds, banks and insurance companies for the acquisition of properties, loans and other real estate related investments that we seek to acquire or make. Some of the other entities that we compete with for acquisition opportunities will have substantially greater experience acquiring and owning the types of properties, loans or other real estate related investments which we seek to acquire or make, as well as greater financial resources and a broader geographic knowledge base than we have. As a result, competition may reduce the number of suitable acquisition opportunities available to us.

An investment in us may be subject to additional risks if we make international investments.

We may purchase properties located in countries outside the United States. Such investments could be affected by factors particular to the laws and business practices of those countries. These laws or business practices may expose us to risks that are different from, and in addition to, those commonly found in the United States including, but not limited to, foreign currency fluctuations and additional tax burdens that may impact our results of operations, cash flows and cash available for distribution to stockholders. Specifically, foreign investments could be subject to the following risks:

•	the imposition of unique tax structures and differences in taxation policies and rates and other operating expenses in particular countries;
•	non recognition of particular structures intended to limit certain tax and legal liabilities;
•	changing governmental rules and policies, including changes in land use and zoning laws;
•

enactment of laws relating to the foreign ownership of real property or mortgages and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s county of origin;

•	our advisor’s limited experience and expertise in foreign countries relative to our advisor’s experience and expertise in the United States;
•	variations in currency exchange rates;
•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;
•

the willingness of domestic or foreign lenders to make mortgage loans in certain countries and changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	general political and economic instability; and
•	more stringent environmental laws or changes in such laws.

We will not control the management of our properties.

In order to qualify as a REIT for federal income tax purposes, we may not operate certain types of properties we acquire or participate in the decisions affecting their daily operations. Our success, therefore, will depend on our ability to select qualified and creditworthy tenants or managers who can effectively manage and operate the properties. Our tenants and managers will be responsible for maintenance and other day to day management of the properties or will enter into agreements with third party operators. Our financial condition will be dependent on the ability of third party tenants and/or managers to operate the properties successfully. We generally enter into leasing agreements with tenants and management agreements with managers having substantial prior experience in the operation of the type of property being rented or managed; however, there can be no assurance that we will be able to make such arrangements. Additionally, if we elect to treat property we acquire as a result of a borrower’s default on a loan or a tenant’s default on a lease as “foreclosure property” for federal income tax purposes, we will be required to operate that property through an independent manager over whom we will not have control. If our tenants or third party managers are unable to operate the properties successfully or if we select unqualified managers, then such tenants and managers might not have sufficient revenue to be able to pay our rent, which could adversely affect our financial condition.

Since our properties leased to third party tenants will generally be on a triple net or modified gross basis, we depend on our third party tenants not only for rental income, but also to pay insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. Any failure by our third party tenants to effectively conduct their operations could adversely affect their business reputation and ability to attract and retain residents in our leased properties. Our leases generally require such tenants to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with our tenants’ respective businesses. We cannot assure investors that our tenants will have sufficient assets, income, access to financing and insurance coverage to enable us to satisfy these indemnification obligations. Any inability or unwillingness by our tenants to make rental payments to us or to otherwise satisfy their obligations under their lease agreements with us could adversely affect us.

We may not control our joint ventures.

We sometimes enter into joint ventures with unaffiliated parties to purchase a property or to make loans or other real estate related investments, and the joint venture or general partnership agreement relating to that joint venture or partnership generally provides that we will share with the unaffiliated party management control of the joint venture. For example, our venture partners share approval rights on many major decisions. Those venture partners may have differing interests from ours and the power to direct the joint venture or partnership on certain matters in a manner with which we do not agree. In the event the joint venture or general partnership agreement provides that we will have sole management control of the joint venture, the agreement may be ineffective as to a third party who has no notice of the agreement, and we may therefore be unable to control fully the activities of the joint venture. Should we enter into a joint venture with another program sponsored by an affiliate, we do not anticipate that we will have sole management control of the joint venture. In addition, when we invest in properties, loans or other real estate related investments indirectly through the acquisition of interests in entities that own such properties, loans or other real estate related investments, we may not be able to control the management of such assets which may adversely affect our REIT qualification, returns on investment and, therefore, cash available for distribution to our stockholders.

Joint venture partners may have different interests than we have, which may negatively impact our control over our ventures.

Investments in joint ventures involve the risk that our co venturer may have economic or business interests or goals which, at a particular time, are inconsistent with our interests or goals, that the co venturer may be in a position to take action contrary to our instructions, requests, policies or objectives, or that the co venturer may experience financial difficulties. Among other things, actions by a co venturer might subject assets owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or to other adverse consequences. This risk is also present when we make investments in securities of other entities. If we do not have full control over a joint venture, the value of our investment will be affected to some extent by a third party that may have different goals and capabilities than ours. As a result, joint ownership of investments and investments in other entities may adversely affect our REIT qualification, returns on investments and, therefore, cash available for distribution to our stockholders may be reduced.

It may be difficult for us to exit a joint venture after an impasse.

In our joint ventures, there is a potential risk of impasse in some business decisions because our approval and the approval of each co venturer may be required for some decisions. In certain of our joint ventures, we have the right to buy the other co venturer’s interest or to sell our own interest on specified terms and conditions in the event of an impasse regarding a sale. In the event of an impasse, it is possible that neither party will have the funds necessary to complete a buyout. In addition, we may experience difficulty in locating a third party purchaser for our joint venture interest and in obtaining a favorable sale price for the interest. As a result, it is possible that we may not be able to exit the relationship if an impasse develops.

Compliance with the Americans with Disabilities Act may reduce our expected distributions.

Under the Americans with Disabilities Act of 1992 (the “ADA”) all public accommodations and commercial properties are required to meet certain federal requirements related to access and use by disabled persons. Failure to comply with the ADA could result in the imposition of fines by the federal government or an award of damages to private litigants. In connection with our acquisitions, we may incur additional costs to comply with the ADA. In addition, a number of federal, state, and local laws may require us to modify any properties we purchase or may restrict further renovations thereof with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. If required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions could be adversely affected.

Our properties may be subject to environmental liabilities that could significantly impact our return from the properties and the success of our ventures.

Operations at certain of the properties we acquire, or which are used to collateralize loans we may originate, may involve the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as herbicides, pesticides, fertilizers, motor oil, waste motor oil and filters, transmission fluid, antifreeze, Freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, diesel fuels and sewage. Accordingly, the operations of certain properties we acquire will be subject to regulation by federal, state, and local authorities establishing health and environmental quality standards. In addition, certain of our properties may maintain and operate underground storage tanks (“USTs”) for the storage of various petroleum products. USTs are generally subject to federal, state, and local laws and regulations that require testing and upgrading of USTs and the remediation of contaminated soils and groundwater resulting from leaking USTs.

As an owner of real estate, various federal and state environmental laws and regulations may require us to investigate and clean up certain hazardous or toxic substances, asbestos containing materials or petroleum products located on, in or emanating from our properties. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the release of hazardous substances. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Other environmental laws impose liability on a previous owner of property to the extent hazardous or toxic substances were present during the prior ownership period. A transfer of the property may not relieve an owner of such liability; therefore, we may have liability with respect to properties that we or our predecessors sold in the past.

The presence of contamination or the failure to remediate contamination at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. While our leases are expected to provide that the tenant is solely responsible for any environmental hazards created during the term of the lease, we or an operator of a site may be liable to third parties for damages and injuries resulting from environmental contamination coming from the site.

We cannot be sure that all environmental liabilities associated with the properties that we acquire will have been identified or that no prior owner, operator or current occupant will have created an environmental condition not known to us. Moreover, we cannot be sure that: (i) future laws, ordinances or regulations will not impose any material environmental liability on us; or (ii) the environmental condition of the properties that we may acquire from time to time will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of USTs), or by third parties unrelated to us. Environmental liabilities that we may incur could have an adverse effect on our financial condition, results of operations and ability to pay distributions.

In addition to the risks associated with potential environmental liabilities discussed above, compliance with environmental laws and regulations that govern our properties may require expenditures and modifications of development plans and operations that could have a detrimental effect on the operations of the properties and our financial condition, results of operations and ability to pay distributions to our stockholders. There can be no assurance that the application of environmental laws, regulations or policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on any property we may acquire.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

The presence of mold at any of our properties could require us to undertake a costly program to remediate, contain or remove the mold. Mold growth may occur when moisture accumulates in buildings or on building materials. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. The presence of mold could expose us to liability from our tenants, their employees and others if property damage or health concerns arise.

Legislation and government regulation may adversely affect the development and operations of properties we acquire.

In addition to being subject to environmental laws and regulations, certain of the development plans and operations conducted or to be conducted on properties we acquire require permits, licenses and approvals from certain federal, state and local authorities. Material permits, licenses or approvals may be terminated, not renewed or renewed on terms or interpreted in ways that are materially less favorable to the properties we purchase. Furthermore, laws and regulations that we or our operators are subject to may change in ways that are difficult to predict. There can be no assurance that the application of laws, regulations or policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on any property we may acquire, the operations of such property and the amount of rent we receive from the tenant of such property.

We may be unable to obtain desirable types of insurance coverage at a reasonable cost, if at all, and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.

We may not be able either to obtain desirable types of insurance coverage, such as terrorism, earthquake, flood, hurricane and pollution or environmental matter insurance, or to obtain such coverage at a reasonable cost in the future, and this risk may limit our ability to finance or refinance debt secured by our prosperities. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self insure against certain losses or seek other forms of financial assurance. We may not be able to obtain insurance coverage at reasonable rates due to high premium and/or deductible amounts. As a result, our cash flows could be adversely impacted due to these higher costs, which would adversely affect our ability to pay distributions to our stockholders.

Uninsured losses or losses in excess of insured limits could result in the loss or substantial impairment of one or more of our investments.

The nature of the activities at certain of our properties will expose us, our tenants and our operators to potential liability for personal injuries and, with respect to certain types of properties, may expose us to property damage claims. We maintain, and require our tenants and operators, as well as mortgagors to whom we have loaned money to maintain, insurance with respect to each of our properties that tenants lease or operate and each property securing a mortgage that we hold, including comprehensive liability, fire, flood and extended coverage insurance. There are, however, certain types of losses (such as from hurricanes, floods, earthquakes or terrorist attacks) that may be either uninsurable or not economically feasible to insure. Furthermore, an insurance provider could elect to deny or limit coverage under a claim. Should an uninsured loss or loss in excess of insured limits occur, we could lose all or a portion of our anticipated revenue stream from the affected property, as well as all or a portion of our invested capital. Accordingly, if we, as landlord, incur any liability which is not fully covered by insurance, we would be liable for the uninsured amounts, cash available for distributions to stockholders may be reduced and the value of our assets may decrease significantly. In the case of an insurance loss, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

Our TRS structure subjects us to the risk of increased operating expenses.

Our TRSs engage independent facility managers pursuant to management agreements and pay these managers a fee for operating the properties and reimburse certain expenses paid by these managers. However, the TRS receives all the operating profit or losses at the facility, net of corporate income tax, and we are subject to the risk of increased operating expenses.

Our TRS structure subjects us to the risk that the leases with our TRSs do not qualify for tax purposes as arm’s length, which would expose us to potentially significant tax penalties.

Our TRSs generally will incur taxes or accrue tax benefits consistent with a “C” corporation. If the leases between us and our TRSs were deemed by the IRS to not reflect an arm’s length transaction as that term is defined by tax law, we may be subject to significant tax penalties as the lessor that would adversely impact our profitability and our cash flows.

If our portfolio and risk management systems are ineffective, we may be exposed to material unanticipated losses.

We continue to refine our portfolio and risk management strategies and tools. However, our portfolio and risk management strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our portfolio and risk management strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations or to seek adequate risk adjusted returns and could result in losses.

Because not all REITs calculate MFFO the same way, our use of MFFO may not provide meaningful comparisons with other REITs.

We use MFFO in order to evaluate our performance against other publicly registered, non listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. Although we calculate our MFFO in compliance with the Investment Program Association Practice Guideline 2010 01   Supplemental Performance Measure for Publicly Registered, Non Listed REITs: Modified Funds From Operations, effective November 2, 2010, not all REITs calculate MFFO the same way. If REITs use different methods of calculating MFFO, it may not be possible for investors to meaningfully compare our performance to other REITs.

Changes in accounting pronouncements could adversely impact us or our tenants’ reported financial performance.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) and the Commission, entities that create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

In order to address concerns raised by the Commission regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines to lease accounting. Currently, accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non cancellable lease term is more than 75.0% of the useful life of the asset; or (iv) if the present value of the minimum lease payments equals 90.0% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant. The FASB and IASB, or collectively, the Boards, issued an Exposure Draft on May 16, 2013, (the “Exposure Draft”), which proposes substantial changes to the current lease accounting standards.

The Exposure Draft would create a new approach to lease accounting that would remove the old distinction between operating and capital leases, and require instead that all assets and liabilities arising from leases be recognized on the balance sheet. How leases with terms of more than twelve months are treated will now depend on how much of the economic benefit of the underlying asset the lessee is expected to consume, which in practice will generally come down to whether it’s a lease for real estate, including land and buildings, or for other property, such as equipment, aircraft or trucks. The Exposure Draft was subject to public comment through September 13, 2013.   On November 11, 2015, the FASB voted to adopt the new leases standard and determined that the standard would be effective for public business entities for annual and interim periods beginning after 15 December 2018, with early adoption permitted.

The proposed changes could have a material impact on our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate. As a result, tenants may reassess their lease versus buy strategies. In such event, tenants may determine not to lease properties from us, or, if applicable, exercise their option to renew their leases with us. This could result in a greater renewal risk, a delay in investing proceeds from our initial public offering, or shorter lease terms, all of which may negatively impact our operations and ability to pay distributions.

We are highly dependent on information systems and their failure could significantly disrupt our business.

As a healthcare real estate company, our business will be highly dependent on communications and information systems, including systems provided by third parties for which we have no control. Any failure or interruption of our systems, whether as a result of human error or otherwise, could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance.

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

Lending Related Risks

Decreases in the value of the property underlying our mortgage loans and borrower defaults might decrease the value of our assets.

The mortgage loans in which we may invest will be collateralized by underlying real estate. When we make these loans, we are at risk of default on these loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the properties collateralizing mortgage loans will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop or in some instances fail to rise, our risk will increase and the value of our assets may decrease.

If a borrower defaults under a mortgage, bridge or mezzanine loan we have made, we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor in possession to the extent the lien is unenforceable under state law. Foreclosure on a loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed loan. If we determine that the sale of a foreclosed property is in our best interest, delays in the sale of such property could negatively impact the price we receive and we may not be receiving any income from the property although we will be required to incur expenses, such as for maintenance costs, insurance costs and property taxes. The longer we are required to hold the property, the greater the potential negative impact on our revenues and results of operations. In addition, any restructuring, workout, foreclosure or other exercise of remedies with respect to loans that we have made or acquired could create income tax costs or make it more difficult for us to qualify as a REIT. Once we acquire a property by way of foreclosure or a deed in lieu of foreclosure or through a lease termination as a result of a tenant default, we may be subject to a 100% tax on net gain from a subsequent resale of that property under the prohibited transaction rules. Alternatively, if we make an election to treat such property as “foreclosure property” under applicable income tax laws, we may avoid the 100% tax on prohibited transactions, but the net gain from the sale or operation of the property may be subject to corporate income tax at the highest applicable rate.

The loans we originate or invest in will be subject to interest rate fluctuations.

If we invest in fixed rate, long term loans and interest rates increase, the loans could yield a return that is lower than then current market rates. Conversely, if interest rates decline, we will be adversely affected to the extent that loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable interest rate loans and interest rates decrease, our revenues will likewise decrease.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

We may, from time to time, sell a property or other asset by providing financing to the purchaser. There are no limits or restrictions on our ability to accept purchase money obligations secured by a mortgage as payment for the purchase price. The terms of payment to us will be affected by custom in the area where the property being sold is located and then prevailing economic conditions. We will bear the risk of default by the purchaser and may incur significant litigation costs in enforcing our rights against the purchaser.

Financing Related Risks

Instability in the credit market and real estate market could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to investors.

We may not be able to obtain financing for investments on terms and conditions acceptable to us, if at all. Domestic and international financial markets have recently experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be significantly impacted. If we are unable to borrow funds on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase likely will be lower. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. Additionally, the reduction in equity and debt capital resulting from turmoil in the capital markets has resulted in fewer buyers seeking to acquire commercial properties leading to lower property values. The continuation of these conditions could adversely impact our timing and ability to sell our properties.

In addition to volatility in the credit markets, the real estate market is subject to fluctuation and can be impacted by factors such as general economic conditions, supply and demand, availability of financing and interest rates. To the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of parties seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we pay for these investments.

Mortgage indebtedness and other borrowings will increase our business risks.

We sometimes acquire real estate properties and other real estate related investments, including entity acquisitions, by either assuming existing financing collateralized by the asset or borrowing new funds. In addition, we have incurred and may increase our mortgage debt by obtaining loans collateralized by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders. If necessary, we also may borrow funds to satisfy the requirement that we distribute at least 90% of our annual taxable income, or otherwise as is necessary or advisable to assure that we qualify as a REIT for federal income tax purposes.

Our charter provides that we may not borrow more than 300% of the value of our net assets without the approval of a majority of our independent directors and the borrowing must be disclosed to our stockholders in our first quarterly report after such approval. Borrowing may be risky if the cash flow from our properties and other real estate related investments is insufficient to meet our debt obligations. In addition, our lenders may seek to impose restrictions on our future borrowings, distributions and operating policies, including with respect to capital expenditures and asset dispositions. If we mortgage assets or pledge equity as collateral and we cannot meet our debt obligations, then the lender could take the collateral, and we would lose the asset or equity and the income we were deriving from the asset.

Our revenues are highly dependent on operating results of, and lease payments from, our properties. Defaults by our tenants would reduce our cash available for the repayment of our outstanding debt and for distributions.

Our ability to repay any outstanding debt and make distributions to stockholders depends upon the ability of our tenants and managers to generate sufficient operating income to make payments to us, and their ability to make these payments will depend primarily on their ability to generate sufficient revenues in excess of operating expenses from businesses conducted on our properties. A tenant’s failure or delay in making scheduled rent payments to us may result from the tenant realizing reduced revenues at the properties it operates.

Defaults on our borrowings may adversely affect our financial condition and results of operations.

Defaults on loans collateralized by a property we own may result in foreclosure actions and our loss of the property or properties securing the loan that is in default. Such legal actions are expensive. For tax purposes, in general a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt collateralized by the property. If the outstanding balance of the debt exceeds our tax basis in the property, we would recognize taxable income on the foreclosure, all or a portion of such taxable income may be subject to tax, and/or required to be distributed to our stockholders in order for us to qualify as a REIT. In such case, we would not receive any cash proceeds to enable us to pay such tax or make such distributions. If any mortgages contain cross collateralization or cross default provisions, more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our financial condition, results of operations and ability to pay distributions to stockholders will be adversely affected.

Financing arrangements involving balloon payment obligations may adversely affect our ability to make distributions.

We sometimes enter into fixed term financing arrangements which require us to make “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or sell a particular property. At the time the balloon payment is due, we may not be able to raise equity or refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. These refinancing or property sales could negatively impact the rate of return to stockholders and the timing of disposition of our assets. In addition, payments of principal and interest may leave us with insufficient cash to pay the distributions that we are required to pay to qualify as a REIT.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We also borrow money that bears interest at a variable rate and, from time to time, we may pay mortgage loans or refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to make distributions to our stockholders.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, lenders may impose restrictions on us that affect our distributions, operating policies and ability to incur additional debt. Such limitations hamper our flexibility and may impair our ability to achieve our operating plans including maintaining our REIT status.

We may acquire various financial instruments for purposes of “hedging” or reducing our risks which may be costly and/or ineffective and will reduce our cash available for distribution to our stockholders.

We may engage in hedging transactions to manage the risk of changes in interest rates, price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, by us. We may use derivative financial instruments for this purpose, collateralized by our assets and investments. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time. Hedging activities may be costly or become cost prohibitive and we may have difficulty entering into hedging transactions.

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform our obligations under, the derivative contract. We may be unable to manage these risks effectively.

U.S. Federal Income Tax Risks

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and state and local income tax, and would adversely affect our operations and the value of our common stock.

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2017 or our first year of material operations and intend to operate in a manner that would allow us to qualify as a REIT.  However, we may terminate our REIT qualification if our board of directors determines that not qualifying as a REIT is in our best interests. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT, in certain circumstances we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed taxable income. We also may be subject to state and local taxes on our income, property or net worth, including franchise, payroll and transfer taxes, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

Early investors may receive tax benefits from our election to accelerate depreciation expense deductions of certain components of our investments, including land improvements and fixtures, which later investors may not benefit from.

For U.S. federal income tax purposes, distributions received, including distributions that are reinvested pursuant to our distribution reinvestment plan, by our investors generally will be considered ordinary dividends to the extent that the distributions are paid out of our current and accumulated earnings and profits (excluding distributions of amounts either attributable to income subject to corporate level taxation or designated as a capital gain dividend). However, depreciation expenses, among other deductible items, reduce taxable income and earnings and profits but do not reduce cash available for distribution. To the extent that a portion of any distributions to our investors exceed our current and accumulated earnings and profits, that portion will be considered a return of capital (a non taxable distribution) for U.S. federal income tax purposes up to the amount of their tax basis in their shares (and any excess over their tax basis in their shares will result in capital gain from the deemed disposition of the investors’ shares). The amount of distributions considered a return of capital for U.S. federal income tax purposes will not be subject to tax immediately but will instead reduce the tax basis of our investors’ investments, generally deferring any tax on that portion of the distribution until they sell their shares or we liquidate. Because we may choose to increase depreciation expense deductions in the earlier years after acquisition of an asset, for U.S. federal income tax purposes, of certain components of our investments, including land improvements and fixtures through the use of cost segregation studies, our early investors may benefit to the extent that increased depreciation causes all or a portion of the distributions they receive to be considered a return of capital for U.S. federal income tax purposes thereby deferring tax on those distributions, while later investors may not benefit to the extent that the depreciation of these components has already been deducted.

If we fail to invest a sufficient amount of the net proceeds from our initial public offering in real estate assets within one year from the receipt of the proceeds, we could fail to qualify as a REIT.

Temporary investment of the net proceeds from our initial public offering in securities that are not treated as real estate assets for REIT qualification purposes and income from these investments generally will allow us to satisfy various REIT income and asset requirements, but only during the one year period beginning on the date we receive the net proceeds. In order to satisfy these requirements, we may invest in one or more assets on terms and conditions that are not otherwise favorable to us, which ultimately could materially and adversely affect our financial condition and operating results. Alternatively, if we are unable to invest a sufficient amount of the net proceeds from sales of our stock in qualifying real estate assets within the one year period, we could fail to satisfy one or more of the gross income or asset tests and we could be limited to investing all or a portion of any remaining funds in cash or certain cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Code, we could fail to qualify as a REIT.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forego otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

In order to qualify as a REIT, we must make aggregate annual distributions (other than capital gain dividends) to our stockholders of at least 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on an investment in shares of our common stock.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including the operating partnership, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Determining whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During the time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for production of rental income for at least two years. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including the operating partnership, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our TRSs are subject to corporate level taxes and our dealings with our TRSs may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after 2017) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.

If the operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of the operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on our stockholders’ investments. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to qualify as a REIT or maintain our REIT qualification.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce our stockholders’ anticipated return from an investment in us.

Distributions that we make to our taxable stockholders to the extent of our current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from non REIT corporations, such as our TRSs, or (3) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.

Stockholders who participate in our distribution reinvestment plan will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or the amount of dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Complying with REIT requirements may force us to forego or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage related securities. The remainder of our investment in securities (other than securities of one or more TRSs, government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than securities of one or more TRSs, government securities and qualified real estate assets), and no more than 25% (20% for taxable years after 2017) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect their taxation. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Stockholders also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted prospectively or retroactively by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of our outstanding stock, or 9.8% in value or in number (whichever is more restrictive) of each class of our shares. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

Non U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally will be taxed to a non U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non U.S. stockholder does not own more than 10% of the class of our stock at any time during the one year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

Gain recognized by a non U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. In addition, “qualified foreign pension funds” are generally exempt from FIRPTA, as set forth in the new Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”). Our common stock will not constitute a USRPI so long as we are a “domestically controlled qualified investment entity.” A domestically controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non U.S. stockholders. We believe, but cannot assure our stockholders, that we will be a domestically controlled qualified investment entity.

Even if we do not qualify as a domestically controlled qualified investment entity at the time a non U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (b) such non U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage our stockholders to consult their tax advisor to determine the tax consequences applicable to them if they are a non U.S. stockholder.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax exempt investors.

If (a) we are a “pension held REIT,” (b) a tax exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Risks Related to Investments by Tax Exempt Entities and Benefit Plans Subject to ERISA

If our assets are deemed “plan assets” for purposes of ERISA and/or the Code, we could be subject to excise taxes on certain prohibited transactions.

We believe that our assets will not be deemed to be “plan assets” for purposes of ERISA and/or the Code, but we have not requested an opinion of counsel to that effect, and no assurances can be given that our assets will never constitute “plan assets.” If our assets were deemed to be “plan assets” for purposes of ERISA and/or the Code, among other things, (a) certain of our transactions could constitute “prohibited transactions” under ERISA and the Code, and (b) ERISA’s prudence and other fiduciary standards would apply to our investments (and might not be met). Among other things, ERISA makes plan fiduciaries personally responsible for any losses resulting to the plan from any breach of fiduciary duty, and the Code imposes nondeductible excise taxes on prohibited transactions. If such excise taxes were imposed on us, the amount of funds available for us to make distributions to stockholders would be reduced.

Risks Related to Our Organizational Structure

The limit on the percentage of shares of our stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8%, by number or value, of any class or series of our equity securities (which includes each class of common stock and any preferred stock we may issue). This restriction may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and stockholders and may also decrease their ability to sell their shares of our common stock.

Our board of directors can take many actions without stockholder approval which could have a material adverse effect on the distributions investors receive from us and/or could reduce the value of our assets.

Our board of directors has overall authority to conduct our operations. This authority includes significant flexibility. For example, our board of directors can: (i) list our stock on a national securities exchange or include our stock for quotation on the National Market System of the NASDAQ Stock Market without obtaining stockholder approval; (ii) prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of the stockholders; (iii) authorize and issue additional shares of any class or series of stock without obtaining stockholder approval, which could dilute an ownership interest; (iv) change our advisor’s compensation, and employ and compensate affiliates; (v) direct our investments toward those that will not appreciate over time, such as loans and building only properties, with the land owned by a third party; and (vi) establish and change minimum creditworthiness standards with respect to tenants. Any of these actions could reduce the value of our assets without giving investors, as stockholders, the right to vote.

Investors will be limited in their right to bring claims against our officers and directors.

Our charter provides generally that a director or officer will be indemnified against liability as a director or officer so long as he or she performs his or her duties in accordance with the applicable standard of conduct and without negligence or misconduct in the case of our officers and non independent directors, and without gross negligence or willful misconduct in the case of our independent directors. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary or other damages. Our charter also provides that we will indemnify our advisor or any of its affiliates or directors, or employees of the foregoing, acting as our agent for losses they may incur by reason of their service in such capacities so long as they satisfy these requirements. We have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases.

Our use of an operating partnership structure may result in potential conflicts of interest with limited partners other than us, if any, whose interests may not be aligned with those of our stockholders.

Limited partners other than us, if any, in our operating partnership will have the right to vote on certain amendments to the limited partnership agreement between us and CHP II GP, LLC (the “operating partnership agreement”), as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of all partners of our operating partnership. Circumstances may arise in the future when the interests of other limited partners in the operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

None.

Item 3.	Legal Proceedings

From time to time, we may be a party to legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including proceedings to enforce our contractual or statutory rights.  While we cannot predict the outcome of these legal proceedings with certainty, based upon currently available information, we do not believe the final outcome of any pending or threatened legal proceeding will have a material adverse effect on our results of operations or financial condition.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock.  Therefore, there is a risk that a stockholder may not be able to sell shares at a time or price acceptable to the stockholder, or at all.  Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

Our board of directors has adopted a valuation policy substantially consistent with the valuation policy set forth in the IPA PG 2013-01, pursuant to which we intend to provide an estimated NAV per share for each class of our common stock consistent with FINRA requirements. Our board of directors will appoint the audit committee or a valuation committee, comprised of a majority of our independent directors, to be responsible for the oversight of the valuation process, subject to the final approval of our board of directors. At a minimum, the estimated NAV per share will be based on the fair value of our assets less liabilities under market conditions existing as of the date of the valuation. Pursuant to an amendment to NASD Rule 2340 that took effect on April 11, 2016, we anticipate that our board of directors will approve an estimated NAV per share no later than 150 days after July 11, 2018, the second anniversary of the date on which we broke escrow in the Offering, which will be published in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q and/or a Current Report on Form 8-K with the Commission. The estimated NAV per share will be based on valuations of our assets and liabilities performed at least annually, by, or with the material assistance or confirmation of, a third-party valuation expert or service and will comply with IPA PG 2013-01.

Stockholder Information

As of December 31, 2016, we had 450 stockholders of record.  The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Redemption Plan

We have adopted a redemption plan that allows our stockholders who have held shares for at least one year to request that we redeem between 25% and 100% of their shares, provided that if a stockholder presents fewer than all of their shares for redemption, the stockholder must retain at least $5,000 worth of shares. If we have sufficient funds available to do so and if we choose, in our sole discretion, to redeem shares, the number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•	At no time during a 12-month period may we redeem more than 5% of the weighted average number of shares of our common stock outstanding at the beginning of such 12-month period;
•

Redemption pricing shall be at the Company’s then-current net investment value or NAV per share as published from time to time in our Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K; and

•

The aggregate amount of funds under the redemption plan will be determined on a quarterly basis in the sole discretion of our board of directors, and may be less than but shall not exceed the aggregate proceeds from our distribution reinvestment plan during that quarter. There is no guarantee that any funds will be set aside under the distribution reinvestment plan or otherwise made available for the redemption plan during any period during which redemptions may be requested.

Our board of directors has the ability, in their sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if it is deemed to be in our best interest.  There were no redemptions for the year ended December 31, 2016.

Distributions

For the year ended December 31, 2016, we declared cash distributions of approximately $57,000, which are net of any class-specific expenses.  Of this amount, approximately $54,000 was paid in cash to stockholders and approximately $3,000 was reinvested pursuant to our Reinvestment Plan.  In addition, for the year ended December 31, 2016, we declared and made stock dividends of approximately 3,000 shares of common stock. For the year ended December 31, 2016, 100.0% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.  As we did not have any income in 2016, all cash distributions were considered to be funded with proceeds from our Offering.

Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2016 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2017.  No amounts distributed to stockholders for the year ended December 31, 2016 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.  In determining the apportionment between taxable income and return of capital, the amounts distributed to stockholders (other than amounts designated as capital gains dividends) in excess of current or accumulated earnings and profits (“E&P”) are treated as a return of capital to the stockholders.  E&P is a statutory calculation which is derived from net income and determined in accordance with the Code.  It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders.

The table in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presents total cash distributions declared and issued, including distributions reinvested in additional shares through our Reinvestment Plan, and cash flows used in operating activities for each quarter in the year ended December 31, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Use of Proceeds from Registered Securities

On March 2, 2016, our Registration Statement on Form S-11 (File No. 333-206017), covering a public offering of up to $2.0 billion shares of common stock, was initially declared effective under the Securities Act of 1933, as amended.  Our Primary Offering commenced on a “best efforts” basis wherein we are offering, in any combination, three classes of our common stock: Class A shares, Class T shares and Class I shares.  There are differing selling fees and commissions for each class of common stock.  We will also pay annual distribution and stockholder servicing fees, subject to certain underwriting compensation limits, on the Class T and Class I shares sold in the Primary Offering.  This is a continuous offering that will end no later than two years from March 2, 2016, unless extended in accordance with applicable securities laws.  The use of proceeds from our Primary Offering was as follows as of December 31, 2016:

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,750,000,000
Shares sold (3)	593,483

Aggregate amount sold (3)	$6,132,100
Payment of underwriting compensation (4)	(187,024)	$(187,024)	$—
Net offering proceeds to the issuer	5,945,076
Proceeds from borrowings	312,500
Total net offering proceeds and borrowings	6,257,576
Private Placement escrow	(383,000)	—	(383,000)
Cash distributions, net of distribution reinvestments (5)	(54,018)	(47,250)	(6,768)
Operating expenses (5)	(294,567)	(133,323)	(161,244)
Unused proceeds from Primary Offering and borrowings	$5,525,991

FOOTNOTES:

(1)

Represents direct or indirect payments to directors, officers, or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities of the issuer; and to affiliates of the issuer.

(2)

We are also offering, in any combination, up to $250 million of Class A, Class T and Class I shares pursuant to our Reinvestment Plan and reserve the right to reallocate shares of common stock between our Reinvestment Plan and our Primary Offering.

(3)

Excludes all shares issued as stock dividends, all shares issued pursuant to our Reinvestment Plan, $200,000 of unregistered shares issued to our Advisor in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act of 1933, as amended, and $251,250 of unregistered equity securities sold in our Private Placement.

(4)	Underwriting compensation includes selling commissions and fees paid to the Dealer Manager; all or a portion of which may be reallowed to participating broker-dealers.
(5)

Until such time as we have sufficient operating cash flows from our assets, we will pay cash distributions, debt service and/or operating expenses from net proceeds of our Offering and borrowings.  The amounts presented above represent the net proceeds used for such purposes.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for CNL Healthcare Properties II, Inc. should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data”:

	As of December 31,
Balance Sheet Data:	2016	2015
Cash	$5,977,241	$200,000
Total assets	6,409,169	200,000
Notes payable	312,500	—
Total liabilities	576,414	—
Stockholders' equity	5,832,755	200,000

	Years Ended December 31,
Operating Data:	2016 (1)	2015
Net loss	$(342,447)	$—
Class A common stock:
Net loss attributable to Class A stockholders	$(265,390)	$—
Net loss per share of Class A common stock outstanding (basic and diluted)	$(0.91)	$—
Weighted average number of Class A common shares outstanding (basic and diluted) (2)	291,149	—
Distributions declared per Class A common share (3)	$0.1750	$—
Class T common stock:
Net loss attributable to Class T stockholders	$(70,272)	$—
Net loss per share of Class T common stock outstanding (basic and diluted)	$(0.91)	$—
Weighted average number of Class T common shares outstanding (basic and diluted) (2)	77,093	—
Distributions declared per Class T common share (3)	$0.1533	$—
Class I common stock:
Net loss attributable to Class I stockholders	$(6,785)	$—
Net loss per share of Class I common stock outstanding (basic and diluted)	$(0.91)	$—
Weighted average number of Class I common shares outstanding (basic and diluted) (2)	7,443	—
Distributions declared per Class I common share (3)	$0.1750	$—
Cash used in operating activities	(294,567)	—
Cash provided by financing activities	6,071,808	—
Other Data:
FFO (4)	$(342,447)	$—
MFFO (4)	(339,947)	—

FOOTNOTES:

(1)

Operations commenced on July 11, 2016 when we broke escrow through the sale of 250,000 Class A shares to our Advisor for $2.5 million.  The results of operations for the period July 11, 2016 through December 31, 2016 are not indicative of future performance due to the limited time during which we were operational and having not yet completed our first investment.  The results of operations for the period July 11, 2016 through December 31, 2016 include primarily general and administrative expenses.

(2)

For the purposes of determining the weighted average number of shares of common stock outstanding, stock dividends are treated as if such shares were outstanding as of July 11, 2016 (the date we commenced operations).  For the year ended December 31, 2016, we declared and made stock dividends of approximately 3,000 shares of common stock.  The dividend of common shares to the recipients is non-taxable.

(3)

For the year ended December 31, 2016, our net loss was approximately $342,000 while cash distributions declared were approximately $57,000. For the year ended December 31, 2016, all of the distributions declared were considered to be funded from Other Sources for GAAP purposes. For the year ended December 31, 2016, 100.0% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2016 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

(4)

Due to certain unique operating characteristics of real estate companies, as discussed below, National Association of Real Estate Investment Trusts, (“NAREIT”), promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT.  The use of FFO is recommended by the REIT industry as a supplemental performance measure but is not equivalent to net income (loss) as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards approved by the Board of Governors of NAREIT.  NAREIT defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Our FFO calculation complies with NAREIT’s policy described above.

We define MFFO, a non-GAAP measure, consistent with the IPA, an industry trade group, Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: MFFO, and the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to remove the impact of GAAP straight-line adjustments from rental revenues); accretion of discounts and amortization of premiums on debt investments,  mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, and unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.

FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered (i) as an alternative to net income (loss), or net income (loss) from continuing operations, as an indication of our performance, (ii) as an alternative to cash flows from operating activities as an indication of our liquidity, or (iii) as indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders.  FFO and MFFO should not be construed as more relevant or accurate than the current GAAP methodology in calculating net income (loss) and its applicability in evaluating our operating performance.

For additional disclosures relating to FFO and MFFO, including a reconciliation of net loss to FFO and MFFO, for the year ended December 31, 2016 refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CNL Healthcare Properties II, Inc. is a Maryland corporation that incorporated on July 10, 2015 and intends to qualify as a REIT for U.S. federal income tax purposes beginning with the year ending December 31, 2017 or the first year in which we commence material operations.

We are externally managed and advised by CHP II Advisors, LLC.  Our Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.  We had no operations prior to the commencement of our Primary Offering.

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

We are committed to investing the proceeds of our Primary Offering through strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our healthcare assets.  We generally expect to lease seniors housing properties to wholly-owned TRS entities and engage independent third-party managers under management agreements to operate the properties as permitted under RIDEA structures; however, we may also lease our properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, post-acute care and acute care properties will be leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, we expect most investments will be wholly owned, although, we may invest through partnerships with other entities where we believe it is appropriate and beneficial.   We expect to invest in a combination of stabilized assets, new property developments and properties which have not reached full stabilization.  Finally, we also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types.  We generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property.  In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

Pursuant to the terms of our Primary Offering, offering proceeds were held in escrow until we met the minimum offering amount of $2.0 million.  We broke escrow in our Primary Offering effective July 11, 2016 through the sale of 250,000 Class A shares to our Advisor for $2.5 million, which was sufficient to satisfy the minimum offering amount in all states where we are conducting our public offering except Ohio, Pennsylvania and Washington.

Market Opportunities and Trends

We believe that medical care will continue to grow rapidly and steadily for two basic reasons—it is an essential human service for an aging demographic and it is heavily supported by the government. These factors may result in healthcare-related property investments potentially experiencing less economic volatility than other sectors.

In addition, there are indications that significant opportunities for consolidation exist in the seniors housing and healthcare facility sectors, which we believe will create value as our portfolio grows and achieves scale through asset aggregation. A Bank of America Merrill Lynch Global Research Report entitled “Healthcare REITs: a defensive play on aging demographics” dated September 24, 2013 (the “BofA Report”) estimates that the total value of healthcare-related real estate ranges from $700 billion to over $1 trillion, with REIT ownership accounting for only about 14% of the total. This continued ownership fragmentation of the healthcare property industry provides adequate opportunity for growth through consolidation opportunities.  The specific trends and characteristics unique to the healthcare sector and the asset classes on which we focus are described in greater detail below.

Demand Drivers for Healthcare Property

The primary drivers behind demand for seniors housing, medical office, acute care and post-acute care properties are the aging of the U.S. population and growth in national healthcare expenditures.

Expanded Healthcare Insurance Coverage. As the U.S. population over the age of 65 increases, more Americans become entitled to Medicare to cover their increasing healthcare needs and related costs. In addition, under The Patient Protection and Affordable Care Act (the “Affordable Care Act”) and other legislation, healthcare insurance coverage has expanded in recent years to cover more of the non-elderly, lower income populations. According to the National Center for Health Statistics, less than 9 percent of the population did not have health insurance coverage at the beginning of 2016, down from 16 percent at the time the Affordable Care Act passed in 2010. The resulting expansion of U.S. healthcare insurance coverage has created an increase in demand for healthcare services and healthcare facilities of all types.  There is a risk however that the Affordable Care Act could be repealed in the future and may be replaced with new legislation, the effects of which are unknown at this time.  The impact of repealing existing legislation, or introducing new legislation, could materially increase the uninsured population in the U.S. who are not able to obtain or afford health insurance coverage.  We believe efforts to preserve and increase access to care will remain a primary focus of the new administration.

The Aging of America. According to a December 2014 report of the U.S. Census Bureau, 12,000 people in the United States will turn 65 every day until 2060. Most recent US Census Bureau projections (as of December 2014) estimate that by 2060, 98 million Americans , or 23.6% of the U.S. population, will be 65 years or older, compared to 14.9% of the population in 2015, an anticipated increase of 105% in the senior population between 2015 and 2060. The graph below depicts the projected increase in the size of the senior population in the United States over time based upon national population projections by the U.S. Census Bureau:

Source: US Census Bureau, December 2014

Disability is defined under the ADA as a substantial limitation in a major life activity. Research indicates that age is positively correlated with the presence of a physical disability, and the oldest people have the highest levels of both physical and cognitive disabilities. With the increasing age of the U.S. population, the healthcare system faces an increase in the population with age-related physical and cognitive disabilities, which require increased supportive health care services as well as housing options for older adults.  Additionally, we expect an increased demand for healthcare facilities providing physician and ancillary care services for such disabilities.

Rising Healthcare Expenditures. The rise in the aging population, the expansion of U.S. healthcare insurance coverage through Medicare or other means, and medical technology innovations contribute to increasing healthcare expenditures. National healthcare spending is projected to increase from approximately 16 percent of the gross domestic product (GDP) in 2013 to approximately 25 percent by 2040 according to “The 2015 Long-Term Budget Outlook”, produced by the Congressional Budget Office in June 2015.

The following graph depicts the projected rise in the national healthcare expenditures in the U.S. between 2000 and 2025:

Source: 1-“National Health Expenditure Projections 2015-2025,” The Centers for Medicare & Medicaid Services, Office of the Actuary, National Health Statistics Group. 2-GDP Projections from “An Update to the Budget and Economic Outlook: 2016-2026”, Congressional Budget Office, August 2016.

As Americans age, they spend more on healthcare. The following graph depicts the increase in average annual per capita spending by Americans on healthcare as they age:

Source: “Health Expenditures by Age and Gender,” The Centers for Medicare & Medicaid Services, 2012.

Seniors Housing and Post-Acute Care Supply and Demand

Demographics and Existing Units. According to a National Center for Health Statistics report entitled “Health: United States, 2015” dated May 2016, individuals who are 65 years old in 2014 can expect to live, on average, an additional 19.3 years, up from an average of 13.9 additional years for those aged 65 in 1950 – a net gain of 5.4 years. Americans 65 years and older have longer life expectancies than the elderly did in the past and will therefore need additional housing options to accommodate their special needs as they age. Demand for seniors housing options is currently outpacing the existing supply of seniors housing units. According to the ASHA Special Issue Brief: A Projection of Demand for Market Rate U.S. Seniors Housing 2015–2040, American Seniors Housing Association, Winter 2016, the projected annual demand growth for seniors housing will increase as “baby boomers” pass the over-75 age-threshold after 2020, increasing from the level of 25,000 units per year from 2015 to 2020 to a demand of 92,000 units per year from 2025 to 2030. The ASHA Special Issue Brief projects that approximately 1.8 million senior living units need to be constructed by 2040 to accommodate aging Americans at the same market penetration rate encountered today.

Source: A Projection of Demand for Market Rate U.S. Seniors Housing 2015–2040, American Seniors Housing Association, Winter 2016.

The supply growth of certain seniors housing asset classes over the last decade declined following a boom in seniors housing development in the 1990’s. Since 2008, there has been modest growth in the total national inventory of seniors housing units according to National Investment Center for Seniors Housing & Care (“NIC”) data, with a compound annual growth rate of 2.0% for seniors housing facilities as of the end of 2016. However, the number of new seniors housing units under construction is increasing. Muted supply growth has helped rental levels recover and occupancy improve despite a modest economic recovery. The following graph depicts seniors housing supply-demand trends for independent living and assisted living combined:

Source: National Investment Center for Seniors Housing & Care, NIC MAP Property Trend, Q4-2016

According to data from the NIC for the fourth quarter of 2016, overall seniors housing occupancy in the top 100 metropolitan statistical areas (“MSAs”) was 89.4%. As of the fourth quarter of 2016, occupancy was 3.1 percentage points above its cyclical low of 87.1% during the first quarter of 2010. In 2016, inventory of seniors housing units grew by 27,076 units. This growth in inventory has contributed to a decline in overall occupancy by 0.6 percentage points from year end 2015. We believe seniors housing development will remain at an acceptable level given the growth in aging demographics, and that sufficient demand exists to absorb the new development units over time.

Rise in the Prevalence of Alzheimer’s disease. According to a study funded by the Alzheimer’s Association and NIH/National Institute on Aging, the number of people in the U.S. with Alzheimer’s disease may nearly triple by 2050, straining our healthcare system and taxing the resources of caregivers. Barring the development of medical breakthroughs to prevent or slow the disease, approximately 13.8 million people age 65 and older are projected to have Alzheimer’s disease by 2050. The following graph depicts the projected rise in the number of senior population with Alzheimer’s disease in the U.S. broken down by three age groups.

Source: Hebert LE, Weuve J, Scherr PA, Evans DA. Alzheimer disease in the United States (2010-2050) estimated using the 2010 Census. .

According to a National Center for Health Statistics Data Brief dated November 2013, in 2010, approximately 42% of individuals living in residential care communities had Alzheimer’s disease or other forms of dementia. We believe that the projected rise in the incidence of Alzheimer’s disease creates a need for seniors housing options that address the specialized needs of Alzheimer’s and other dementia patients and their families, which often cannot be addressed in a traditional home setting.

Stronger U.S. Housing Market. As the broader economy recovers and the U.S. residential real estate market strengthens, it is widely believed that the demand for seniors housing will continue to grow as the “baby boomer” generation reaches retirement and transitions to active adult communities and other seniors housing facilities. Seniors often sell their homes and use the proceeds to pay rent in private-pay retirement communities creating a strong correlation between seniors housing demand and home prices.  According to data from a December 2016 report from the Joint Center for Housing Studies of Harvard University (the “Joint Center Report”), the number of households headed by seniors will increase more than 60% over the next two decades.  As the senior population ages into their late 70s and this segment of the population grows, they tend to seek more accessible and convenient living options.  The Joint Center Report states the sheer growth in the older population will mean the number of renter households will expand from 6 to more than 11 million households over the next two decades. Overall, the share of renters will increase slightly, from 21 percent of older households in 2015 to 23 percent in 2035.

Seniors Housing and Post-Acute Care Asset Classes

Based on the above fundamentals and perceived trends, we may invest in or develop the following classes of seniors housing and post-acute care properties:

Seniors Housing Communities

Active Adult Communities. Active adult communities offer social and recreational-centered living in a setting that may include town homes, condominiums, cluster homes, manufactured housing, single family homes and multi-family housing. These communities are generally classified as either: (a) age-restricted communities that require at least one household member to be over the age of 55 in at least 80% of the occupied units; or (b) age-targeted communities that target adults age 55 or older with no explicit age restrictions. Residents typically lead independent, active lifestyles in a country club setting where they can take advantage of amenities such as a clubhouse, gathering center or recreational center that is the focal point of activities, and may include a golf course, walking trails, hobby centers or other recreational spaces. These communities are generally not equipped to provide increased care or health-related services.

Independent Living Facilities. Independent living facilities are age-restricted, multi-family rental or ownership (condominium) housing with central dining facilities that provide residents, as part of a monthly fee, meals and other services such as housekeeping, linen service, transportation, social and recreational activities.

Assisted Living Facilities. Assisted living facilities are usually state-regulated rental properties that provide the same services as independent living facilities, but also provide, in a majority of the units, supportive care from trained employees to residents who are unable to live independently and require assistance with activities of daily living.  The additional services may include assistance with bathing, dressing, eating, and administering medications.

Continuing Care Retirement Communities. Continuing care retirement communities offer age-restricted seniors housing facilities with a combination of independent living lifestyle options for individuals who do not need constant physician or nursing supervision and assisted living or skilled nursing facilities available to residents on the same or adjacent property of the complex. This type of community generally offers a longer term contract for seniors that provides for housing, services and nursing care with varying payment plans that may include entrance fees and condominium or cooperative rental programs. In general, these properties provide residential living in an apartment-style building with services and dining usually on the main level. In addition, those in a campus-like setting of several acres may offer other individual multi-family homes and offer amenities that may be similar to those found in an active adult community.

Memory Care/Alzheimer’s Facilities. Those suffering from the effects of Alzheimer’s disease or other forms of memory loss need specialized care. Memory care/Alzheimer’s centers provide the specialized care for this population including residential housing and assistance with the activities of daily living.

Post-Acute Care Properties

Skilled Nursing Facilities. A skilled nursing facility generally provides the highest level of care for older adults outside of a hospital and also provides custodial care and assistance with the activities of daily living. Skilled nursing facilities differ from other seniors housing facilities in that they also provide a high level of medical care. A licensed physician supervises each patient’s care and a nurse or other medical professional is almost always on the premises. Skilled nursing care is available on site, usually 24 hours a day. Other medical professionals, such as occupational or physical therapists, are also available. This allows the delivery of medical procedures and therapies on site that would not be possible in other housing options.

Long-Term Acute Care Hospitals. Long-term acute care hospitals, or LTACHs, are certified as acute care hospitals, but focus on patients who, on average, stay more than 25 days. Many of the patients in LTACHs are transferred from a hospital-based intensive or critical care unit. LTACHs specialize in treating patients who may have more than one serious condition, but who may improve with time and care and eventually return home. Services provided in LTACHs typically include comprehensive rehabilitation, respiratory therapy, head trauma treatment and pain management.

Inpatient Rehabilitative Facilities. Inpatient rehabilitative facilities are licensed facilities that provide intensive rehabilitation programs to patients who typically have complex medical issues resulting from incidents of trauma or strokes. They focus on providing high levels of physical, occupational and speech therapy under the supervision of highly trained medical doctors, staff and therapists.

Medical Office Building and Acute Care Property Supply and Demand

Demographics and Existing Space. The increased demand for medical office buildings, acute care and post-acute care properties is also supported by an aging population and increased health insurance coverage. As Americans 65 years and older have longer life expectancies than in the past, their need for health related services is projected to increase the need for additional healthcare properties. In 2012, persons over age 65 were 14 percent of the U.S. population but accounted for 27 percent of physician visits in the U.S. According to the 2012 National Ambulatory Medical Care Survey, individuals over age 65 made an average of 5.9 visits to physicians’ offices in 2012, or 2.7 times the number of visits made by individuals under 45 years of age. The graph below depicts the average number of physicians’ visits in the U.S. by age group in 2012.

Source: CDC/NCHS, National Ambulatory Medical Care Survey, 2012

Evolution of the U.S. Healthcare Model. Rising healthcare costs create pressure within the healthcare industry to move from an inpatient to an outpatient delivery setting in order to provide service more efficiently and contain costs. The outpatient model of healthcare services results in declining hospital admissions and overnight stays with a focus toward performing certain procedures and diagnostic services in a more consumer-centric, cost-effective setting. According to the Urban Land Institute Report, almost 65% of all surgeries today do not require an overnight hospital stay, compared with only 16% of all surgeries in 1980. Technology advances are also driving patient demand for more medical services and the space in which to deliver them. The shift to outpatient surgeries also continues to be encouraged by technological advances that involve smaller incisions, improved anesthetics, less risk of infection and faster recoveries. The increase in outpatient procedures drives greater demand for medical office buildings and other healthcare properties in which such procedures can be performed.

The following graph depicts the increase in outpatient surgeries vs. inpatient surgeries in the United States under the new, evolving U.S. healthcare model:

Source: Trendwatch Chartbook 2016: American Hospital Association

Consumer-Driven Healthcare Model. Today’s patients often select their doctors based not only on the quality of care offered but also on the ease of access to such doctors. Hospitals are therefore expanding into community-based settings and encouraging large practices to open satellite offices. According to the “Medical Office Research Report” published by Marcus & Millichap in 2013, this bodes well for medical office building owners, as many providers, including physician practices affiliated with or owned by major health systems, will favor well-located, multi-tenant medical office buildings, particularly those with tenant rosters that promote cross-referrals. At the same time, however, some share of tenant demand will be diverted to storefront clinics and large ambulatory care centers.

Medical Office Buildings and Acute Care Property Asset Classes

Based on the increased numbers of insured Americans, increased healthcare visits by a growing, aging U.S. population and an evolving U.S. healthcare model driving a need for additional healthcare properties, we may invest in or develop the following classes of medical office buildings, acute care properties and other healthcare-related properties:

Medical Office Buildings. These properties include traditional medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities and other facilities designated for clinical services.  The buildings may be located on the campus of a hospital, adjacent to campus, or as a “hub and spoke” location whereby the hospital desires to establish a presence in a particular market.  Medical office buildings may also be unaffiliated with a health system and could be multi-tenant or single-tenant in nature.

Acute Care Properties. These properties include specialty hospitals which are primarily or exclusively engaged in the care and treatment of patients having a cardiac or orthopedic condition or patients undergoing a surgical procedure. General acute care hospitals also fall within the category of acute care properties and offer a variety of services including operating and recovery rooms, imaging and diagnostic services, delivery and neonatal care, oncology services, clinical laboratory services, physical therapy and other outpatient services.

Other Healthcare-Related Properties

Other healthcare-related properties in which we believe there are opportunities based on current supply and demand factors are pharmaceutical and medical supply manufacturing facilities, laboratories, life-science and research facilities.

Liquidity and Capital Resources

General

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

The number of properties and other permitted investments we may acquire or make will depend on the number of shares sold through our Offering and the resulting net proceeds available for investment.

Sources of Liquidity and Capital Resources

Common Stock Subscriptions

For the year ended December 31, 2016, we received aggregate subscription proceeds of approximately $6.4 million (0.6 million shares), which includes approximately $251,250 (25,125 shares) of subscription proceeds received in connection with a Private Placement and approximately $3,000 (300 shares) of subscription proceeds received pursuant to our Reinvestment Plan.  For the year ended December 31, 2015, we received aggregate subscription proceeds of $200,000 (20,000 shares) from our Advisor prior to the commencement of the Offering.

During the period from January 1, 2017 through February 6, 2017, we received additional subscription proceeds of approximately $2.3 million (0.2 million shares).  We expect to continue to raise capital under our Offering.

Borrowings

In August 2016, in connection with our Private Placement, we issued Notes to each of 125 separate investors for a total principal amount of $0.3 million.  We owe interest on the Notes of approximately $70,000 per annum, which is payable semi-annually in arrears.  The Notes mature on June 30, 2046.  Some or all of the Notes may be prepaid at any time, in whole or in part, provided that (i) such prepayment include all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs prior to the second anniversary of the issue date of the Note, the operating partnership will pay on the date of such prepayment a one-time premium equal to approximately $31,000.  In connection with the issuance of the Notes, we placed approximately $0.4 million into a third-party escrow account to be held as security to repay the principal of the Notes and two semi-annual interest payments, which funds shall be released back to us upon raising at least $10 million in gross proceeds in the Offering.

Uses of Liquidity and Capital Resources

Selling Commissions and Dealer Manager Fees

Under the terms of the Primary Offering, certain of our affiliates are entitled to receive selling commissions and Dealer Manager fees for certain share classes of our common, all or a portion of which may be reallowed to participating broker dealers.  For the year ended December 31, 2016, we paid approximately $185,000 in selling commissions and Dealer Manager fees to affiliates of our Sponsor related to the sale of our common stock.

In February 2017, our board of directors approved a second amendment and restatement to our articles, which relates to a proposed reduction in overall underwriting compensation to 8.5% of gross proceeds for each share class of common stock sold in our Primary Offering.  The proposed modification to our charter will require stockholder approval at the special meeting of stockholders to be held in March 2017.  In addition, our Advisor and our board of directors approved revisions to the advisory agreement in the event that we and the Dealer Manager agree to amend the dealer manager agreement to reduce the overall underwriting compensation owed to broker-dealers in connection with the sale of Class A, Class T or Class I common stock in the Primary Offering, then following such time (“Reduction Date”):

(1)

To the extent purchasers of Class A shares in our Primary Offering, prior to the Reduction Date, would have paid lower selling commissions and/or dealer manager fees than after the Reduction Date, our Advisor or one of its affiliates will promptly issue them a payment for the excess; and

(2)

To the extent participating broker-dealers that sold Class T or Class I shares, prior to the Reduction Date, are entitled to greater ongoing annual distribution and stockholder servicing fees with respect to such sales compared to sales made after the Reduction Date, our Advisor or one of its affiliates will pay this excess fee to them on our behalf.

The aforementioned reduction to underwriting compensation, which is subject to stockholder and regulatory approvals, will result in a lower amount of commissions and fees being paid to the Dealer Manager in future periods and will further provide for increased net proceeds from our Primary Offering to be available for investment.

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities.  We expect to have little, if any, cash flows from operations available for distribution until we make substantial investments.  There may be a delay between the sale of our common stock and the purchase of properties or other investments, which could result in a delay in our ability to generate cash flows to cover distributions to our stockholders.  Therefore, we may determine to pay some or all of our cash distributions from Other Sources, such as from cash flows provided by financing activities, a component of which may include the proceeds of our Offering and/or borrowings, whether collateralized by our assets or unsecured.  We have not established any limit on the extent to which we may use borrowings or proceeds of this Offering to pay distributions, and there is no assurance we will be able to sustain distributions at any level.

The following table details our cash distributions per share and our total cash distributions paid, including distribution reinvestments, for the year ended December 31, 2016:

	Cash Distributions per Share (1)			Cash Distributions Paid (2)			Cash Flows
Periods	Class A Share	Class T Share	Class I Share	Cash Distributions Declared	Distribution Reinvestments	Cash Distributions net of Distribution Reinvestments	Used in Operating Activities (3)
2016 Quarters
Third	$0.0700	$0.0700	$0.0700	$20,662	$—	$20,662	$(128,324)
Fourth	0.1050	0.0833	0.1050	36,699	3,343	33,356	(166,243)
Year	$0.1750	$0.1533	$0.1750	$57,361	$3,343	$54,018	$(294,567)

FOOTNOTES:

(1)

Our board of directors authorized monthly cash distributions on the outstanding shares of all classes of our common stock, beginning in August 2016 and continuing each month through December 2016, in monthly amounts equal to $0.0350 per share, less class-specific expenses with respect to each class.

(2)	Represents cash distributions declared, the amount of distributions reinvested in additional shares through our Reinvestment Plan and the amount of proceeds used to fund cash distributions.
(3)

For the year ended December 31, 2016, our net loss was approximately $0.3 million while cash distributions and stock dividends declared and issued were approximately $57,000 and 3,000 shares, respectively.  For the year ended December 31, 2016, 100% of the cash distributions paid to stockholders were considered to be funded with Other Sources and were considered a return of capital to stockholders for federal income tax purposes.

In December 2016, our board of directors declared a monthly cash distribution of $0.0350 and a monthly stock dividend of 0.001881250 shares on each outstanding share of common stock on January 1, 2017, February 1, 2017 and March 1, 2017.  These cash distributions and stock dividends are to be paid and distributed by March 31, 2017.

In February 2017, the Company’s board of directors declared a monthly cash distribution of $0.0480 and a monthly stock dividend of 0.00100625 shares on each outstanding share of common stock on April 1, 2017, May 1, 2017 and June 1, 2017.  These dividends are to be paid and distributed by June 30, 2017.

Net Cash Used in Operating Activities

For the year ended December 31, 2016, we used approximately $0.3 million of net cash in operating activities, primarily to pay general and administrative expenses for the period.  Until such time as we acquire properties and generate sufficient net operating income from our investments, we expect to continue to fund such amounts with Other Sources.

Results of Operations

From the time of our formation on July 10, 2015 (inception) through July 10, 2016, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock.  Operations commenced on July 11, 2016, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow.  As a result, there are no comparative financial statements for the year ended December 31, 2016.

The following is a discussion of our results of operations for the year ended December 31, 2016:

•

General and administrative expenses for the year ended December 31, 2016 were approximately $0.3 million and were comprised primarily of directors’ and officers’ insurance, accounting and legal fees, and board of director fees.  In addition, approximately $84,000 of personnel expenses of affiliates of our Advisor were waived by our Advisor for the year ended December 31, 2016.

•

Acquisition fees and expenses of approximately $2,500 were incurred and relate to acquisitions we are pursuing; however, through the date of this filing, we have not executed any purchase and sale agreements.

•	Interest expense for the year ended December 31, 2016 was approximately $30,000 and relates to the Notes issued in connection with our Private Placement.

The results of operations for the year ended December 31, 2016, are not indicative of our expected future performance due to the limited time in which we have been operational, and because we have not yet made any investments.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues and income to be derived from the acquisition and operation of properties and other permitted investments, other than those referred to in the risk factors identified in Item 1A. “Risk Factors.”

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the NAREIT promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT.  The use of FFO is recommended by the REIT industry as a supplemental performance measure.  FFO is not equivalent to net income or loss as determined under GAAP.

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value of the property. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative.  Historical accounting for real estate involves the use of GAAP.  Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP.  Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss in its applicability in evaluating operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the year ended December 31, 2016:

Year Ended December 31,
2016
Net loss	$(342,447)
Adjustments to reconcile net loss to funds from operations	—
Funds from operations	(342,447)
Acquisition fees and expenses (1)	2,500
Modified funds from operations	$(339,947)
Class A common stock:
Weighted average number of Class A common shares outstanding (2)	291,149
Net loss per share of Class A common stock outstanding (basic and diluted)	$(0.91)
FFO per share of Class A common stock outstanding (basic and diluted)	$(0.91)
MFFO per share of Class A common stock outstanding (basic and diluted)	$(0.90)
Class T common stock:
Weighted average number of Class T common shares outstanding (2)	77,093
Net loss per share of Class T common stock outstanding (basic and diluted)	$(0.91)
FFO per share of Class T common stock outstanding (basic and diluted)	$(0.91)
MFFO per share of Class T common stock outstanding (basic and diluted)	$(0.90)
Class I common stock:
Weighted average number of Class I common shares outstanding (2)	7,443
Net loss per share of Class I common stock outstanding (basic and diluted)	$(0.91)
FFO per share of Class I common stock outstanding (basic and diluted)	$(0.91)
MFFO per share of Class I common stock outstanding (basic and diluted)	$(0.90)

FOOTNOTE:

(1)

In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment.  By adding back acquisition expenses, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities.  Acquisition expenses include payments to our Advisor or third parties.  Acquisition expenses for business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP.  All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.

(2)

For the purposes of determining the weighted average number of shares of common stock outstanding, stock dividends are treated as if such shares were outstanding as of July 11, 2016 (the date we commenced operations).

Contractual Obligations

The following table presents our contractual obligations by payment period as of December 31, 2016:

	Payments Due by Period
	2017	2018-2019	2020-2021	Thereafter	Total
Fixed rate notes payable (principal and interest)	$71,447	$142,895	$143,091	$2,063,844	$2,421,277
	$71,447	$142,895	$143,091	$2,063,844	$2,421,277

Related-Party Transactions

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, selling commissions, dealer manager fees, asset management fees and reimbursement of operating costs. See Item 8. “Financial Statements and Supplemental Data” – Note 3 “Related Party Arrangements” in the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2016.

Critical Accounting Policies and Estimates

See Item 8. “Financial Statements and Supplemental Data” – Note 2 “Significant Accounting Policies” for more information about our significant accounting policies.

Recent Accounting Pronouncements

See Item 8. “Financial Statements and Supplemental Data” – Note 2 “Significant Accounting Policies” for additional information about the impact of accounting pronouncements.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risks

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

The fair market value of the Notes was approximately $0.6 million as of December 31, 2016, which was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

CNL Healthcare Properties II, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CNL Healthcare Properties II, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations for the year ended December 31, 2016, stockholder’s equity for the year ended December 31, 2016 and for the period from July 10, 2015 (inception) to December 31, 2015, and statement of cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNL Healthcare Properties II, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

Certified Public Accountants

Orlando, Florida

February 15, 2017

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2016	2015
Cash	$5,977,241	$200,000
Restricted cash	383,000	―
Prepaid expenses	48,928	―
Total assets	$6,409,169	$200,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$312,500	$ ―
Due to related parties	240,651	―
Accounts payable and accrued liabilities	23,263	―
Total liabilities	576,414	―

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 20,000 shares issued and outstanding as of December 31, 2015	―	200
Class A Common stock, $0.01 par value per share, 1,200,000,000 shares authorized; 325,119 shares issued and outstanding as of December 31, 2016	3,251	―
Class T Common stock, $0.01 par value per share, 700,000,000 shares authorized; 308,587 issued and outstanding as of December 31, 2016	3,086	―
Class I Common stock, $0.01 par value per share, 100,000,000 shares authorized; 8,454 issued and outstanding as of December 31, 2016	85	―
Capital in excess of par value	6,226,141	199,800
Accumulated loss	(342,447)	―
Accumulated distributions	(57,361)	―
Total stockholders' equity	5,832,755	200,000
Total liabilities and stockholders' equity	$6,409,169	$200,000

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended
December 31,
2016
Operating expenses:
General and administrative	$309,998
Acquisition fees and expenses	2,500
Total operating expenses	312,498
Operating loss	(312,498)
Other expense:
Interest expense	29,949
Total other expense	29,949
Net loss	$(342,447)
Class A common stock:
Net loss attributable to Class A stockholders	$(265,390)
Net loss per share of Class A common stock outstanding (basic and diluted)	$(0.91)
Weighted average number of Class A common shares outstanding (basic and diluted)	291,149
Distributions declared per Class A common share	$0.1750
Class T common stock:
Net loss attributable to Class T stockholders	$(70,272)
Net loss per share of Class T common stock outstanding (basic and diluted)	$(0.91)
Weighted average number of Class T common shares outstanding (basic and diluted)	77,093
Distributions declared per Class T common share	$0.1533
Class I common stock:
Net loss attributable to Class I stockholders	$(6,785)
Net loss per share of Class I common stock outstanding (basic and diluted)	$(0.91)
Weighted average number of Class I common shares outstanding (basic and diluted)	7,443
Distributions declared per Class I common share	$0.1750

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2016 AND

FOR THE PERIOD FROM JULY 10, 2015 (INCEPTION) TO DECEMBER 31, 2015

	Common Stock
			Class A		Class T		Class I		Capital in			Total
	Number	Par	Number	Par	Number	Par	Number	Par	Excess of	Accumulated	Accumulated	Stockholders'
	of Shares	Value	of Shares	Value	of Shares	Value	of Shares	Value	Par Value	Loss	Distributions	Equity
Balance at July 10, 2015 (Inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of initial common stock shares	20,000	200	—	—	—	—	—	—	199,800	—	—	200,000
Balance at December 31, 2015	20,000	$200	—	$—	—	$—	—	$—	$199,800	$—	$—	$200,000
Conversion of initial common stock shares	(20,000)	(200)	20,000	200	—	—	—	—	—	—	—	—
Subscriptions received for common stock,
including distribution reinvestments	—	―	302,430	3,024	308,138	3,082	8,375	84	6,380,503	—	—	6,386,693
Stock dividends issued	—	—	2,689	27	449	4	79	1	(32)	—	—	—
Stock issuance and offering costs	—	—	—	—	—	—	—	—	(354,130)	—	—	(354,130)
Net loss	—	—	—	—	—	—	—	—	—	(342,447)	—	(342,447)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	(57,361)	(57,361)
Balance at December 31, 2016	—	$—	325,119	$3,251	308,587	$3,086	8,454	$85	$6,226,141	$(342,447)	$(57,361)	$5,832,755

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended
December 31,
2016
Operating activities:
Net loss	$(342,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(48,928)
Due to related parties	73,545
Accounts payable and accrued liabilities	23,263
Net cash flows used in operating activities	$(294,567)
Financing activities:
Subscriptions received for common stock through primary offering	6,132,100
Subscriptions received for common stock through private placement	251,250
Payment of selling commissions and dealer manager fees	(184,532)
Payment of distributions to stockholders, net	(56,510)
Proceeds from notes payable	312,500
REIT Funding escrow	(383,000)
Net cash flows provided by financing activities	$6,071,808
Net increase in cash	5,777,241
Cash at beginning of period	200,000
Cash at end of period	$5,977,241
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$29,363
Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Selling commissions and Dealer Manager fees	$12,373
Annual distribution and stockholder servicing fee	$154,733

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

1.	Organization

CNL Healthcare Properties II, Inc. is a Maryland corporation organized on July 10, 2015 that intends to qualify as a REIT for U.S. federal income tax purposes beginning with the year ending December 31, 2017 or the year in which the Company commences material operations.  The Company is sponsored by CNL Financial Group, LLC and was formed primarily to acquire and manage a diversified portfolio of healthcare real estate and real estate-related assets that it believes will generate a steady current return and provide long-term value to its stockholders.  It intends to focus on investing, primarily in the United States, within the seniors housing, medical office, acute care and post-acute care sectors, as well as other types of real estate and real estate-related securities and loans.

The Company is externally managed and advised by CHP II Advisors, LLC, an affiliate of CNL.  The Advisor provides advisory services to the Company relating to substantially all aspects of its investments and operations, including real estate acquisitions, asset management and other operational matters.  During the period from July 10, 2015 to December 31, 2015, the Company sold 20,000 shares of common stock to the Advisor for an aggregate purchase price of $0.2 million, and these shares were converted into 20,000 Class A shares upon the filing of the Company’s Articles of Amendment and Restatement in March 2016.

On March 2, 2016, pursuant to a registration statement on Form S-11 under the Securities Act of 1933, the Company commenced its Primary Offering of up to $1.75 billion, in any combination, of Class A, Class T and Class I shares of common stock on a “best efforts” basis, which means that the Dealer Manager will use its best efforts but is not required to sell any specific amount of shares.  The Company also intends to offer up to $250 million, in any combination, of Class A, Class T and Class I shares to be issued pursuant to its Reinvestment Plan.  The Company reserves the right to reallocate the shares offered between the Primary Offering and the Reinvestment Plan.

From the time of the Company’s formation on July 10, 2015 (inception) through July 10, 2016, the Company had not commenced operations because they were in their development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock.  The Company broke escrow in its Offering effective July 11, 2016, through the sale of 250,000 Class A shares to its Advisor for $2.5 million and commenced operations.

The Company intends to own substantially all of its assets either directly or indirectly through an Operating Partnership, in which the Company is the sole limited partner and its wholly-owned subsidiary, CHP II GP, LLC, is the sole general partner.

The Company generally expects to lease its seniors housing properties to TRSs and engage independent third-party managers under management agreements to operate the properties as permitted under RIDEA structures; however, the Company may also lease its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, acute care and post-acute care properties will generally be leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, the Company expects most investments will be wholly-owned, although, it may invest through partnerships with other entities where the Company believes it is appropriate and beneficial.  The Company expects to invest in a combination of stabilized assets, new property developments and properties which have not reached full stabilization.  Finally, the Company may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types.  The Company would generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property.  In exchange, the owner generally grants the Company a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying consolidated financial statements include the Company’s accounts, the Operating Partnership and its subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.  The Company’s operations commenced on July 11, 2016, when aggregate subscription proceeds in excess of the minimum offering amount were released from escrow.  As a result, there are no comparative financial statements for the year ended December 31, 2016.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the Company’s consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash — Cash consists of demand deposits at commercial banks with original maturities of three months or less.

Restricted Cash — Certain amounts of cash are restricted as security to repay the Company’s Notes and two semi-annual interest payments until the Company raises at least $10 million in gross proceeds in the Primary Offering.

Income Taxes — The Company intends to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2017 or the first year in which the Company commences material operations. Prior to the Company’s REIT election, it is subject to corporate federal and state income taxes. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes at least 90 percent of its REIT taxable income to its stockholders.  REITs are subject to a number of other organizational and operational requirements.  Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.  For the year ended December 31, 2016, the Company had no taxable income.

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

Fair Value Measurements — GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of ours. When market data inputs are unobservable, the Company utilizes inputs that it believes reflects the Company’s best estimate of the assumptions market participants would use in pricing the asset or liability. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company as the ability to access.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)
•	Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3 – Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.

Per Share Data — Net loss per share for the period presented is computed by dividing net loss by the weighted average number of common stock shares outstanding for each share class during the period in which the Company was operational. Diluted loss per share is computed based on the weighted average number of common stock shares outstanding for each share class and all potentially dilutive securities, if any.  For purposes of determining the weighted average number of shares of common stock outstanding, stock dividends are treated as if such shares were outstanding as of July 11, 2016 (when the Company commenced operations).

Adopted Accounting Pronouncements — In February 2015, FASB issued Accounting Standard Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity (“VIE”) and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015.  The amendments may be applied using either a modified retrospective or full retrospective approach.  The Company adopted ASU 2015-02 on January 1, 2016; the adoption of which did not have an impact on the Company’s consolidated financial statements since it does not own any VIE’s.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015. The ASU is to be applied retrospectively for each period presented.  Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle.  The FASB subsequently issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarifies that, given the absence of authoritative guidance in ASU 2015-03 regarding presentation and subsequent measurement of loan costs related to line-of-credit arrangements, the SEC Staff would not object to an entity deferring and presenting loan costs as an asset and subsequently amortizing the loan costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The Company adopted ASU 2015-03 on January 1, 2016; the adoption of which did not have an impact on the Company’s consolidated financial statements since it has not incurred any loan costs.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires an acquirer to recognize provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015.  The Company adopted ASU 2015-16 on January 1, 2016; the adoption of which did not have an impact on the Company’s consolidated financial statements since it has not yet made its first investment.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606).  The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts).  The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017 with earlier adoption permitted.  ASU 2014-09 can be adopted using one of two retrospective transition methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption.  The Company has not yet selected a transition method and is currently evaluating the impact this ASU will have on the Company’s consolidated statements once it makes its first investment.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted.  The ASU is to be applied using a modified retrospective approach.  The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial statements once it makes its first investment.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  The ASU further clarifies how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted.  The ASU is to be applied retrospectively for each period presented.  The Company has determined that it will early adopt this ASU on January 1, 2017 and that adoption will not materially impact the presentation of the Company’s consolidated cash flows.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties that are under Common Control,” which requires an entity to consider its indirect interests held by related parties that are under common control on a proportionate basis when evaluating whether the entity is a primary beneficiary of a VIE. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016.  The Company will adopt this ASU on January 1, 2017 and has determined that adoption will not materially impact the presentation of the Company’s consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which modifies the presentation of the statement of cash flows and requires reconciliation to the overall change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.   As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents.   The ASU is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted.  The ASU is to be applied retrospectively for each period presented.  The Company has determined that it will early adopt this ASU on January 1, 2017 and that adoption will not materially impact the presentation of the Company’s consolidated cash flows.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business and provides a framework by which to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The ASU is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted.  The ASU is to be applied prospectively for each period presented.  The Company expects to early adopt this ASU and is currently evaluating the impact this ASU will have on the Company’s consolidated financial position, results of operations and cash flows once it makes its first investment.

3.	Related Party Arrangements

The Company is externally advised and has no direct employees. All of the Company’s executive officers are executive officers, or are on the board, of managers of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the Dealer Manager of the Offering and a wholly owned subsidiary of CNL. In connection with services provided to the Company, affiliates are entitled to the following fees:

Dealer Manager — The Dealer Manager will receive a selling commission of up to 7% of the sale price for each Class A share and 2% of the sale price for each Class T share sold in the Primary Offering, all or a portion of which may be reallowed to participating broker dealers.  In addition, the Dealer Manager will receive a dealer manager fee in an amount equal to 2.75% of the price of each Class A share or Class T share sold in the Primary Offering, all or a portion of which may be reallowed to participating broker dealers.  Refer to Note 8. “Subsequent Events” for additional information related to a proposed modification to the Company’s underwriting compensation.

The Company will pay a distribution and stockholder servicing fee, subject to certain underwriting compensation limits, with respect to the Class T and Class I shares sold in the Primary Offering in an annual amount equal to 1% and 0.50%, respectively, of the current gross offering price per Class T or Class I share, respectively, or if the Company is no longer offering shares in a public offering, the estimated per share value per Class T or Class I share, respectively.  If the Company reports an estimated per share value prior to the termination of the Primary Offering, the annual distribution and stockholder servicing fee will continue to be calculated as a percentage of the current gross offering price per Class T or Class I share until the Company reports an estimated per share value following the termination of the Primary Offering, at which point the distribution fee will be calculated based on the new estimated per share value, until such underwriting compensation limits are met or the shares are converted to Class A shares pursuant to the terms of the securities.  Refer to Note 8. “Subsequent Events” for additional information related to a proposed modification to the Company’s underwriting compensation.

The Company records the annual distribution and stockholder servicing fees as a reduction to capital in excess of par value and measures the related liability in an amount equal to the maximum fees owed in relation to the Class T and Class I shares on the shares’ issuance date.  The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer owed on any Class T or Class I share that is redeemed or repurchased, as well as upon the earliest occurence of: (i) a listing on a national securities exchange; (ii) a merger or consolidation of the Company with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets; (iii) after the termination of the Primary Offering in which the initial shares in the account were sold, the end of the month in which total underwriting compensation paid in the Primary Offering is not less than 10% of the gross proceeds from all share classes of the Primary Offering; (iv) the end of the month in which the total underwriting compensation paid in a Primary Offering with respect to shares purchased in a Primary Offering is not less than 9.75% of the gross offering price of those shares purchased in such Primary Offering (excluding shares purchased through the Company’s Reinvestment Plan and those received as stock dividends); or (v) any other conditions described in the Company’s prospectus.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

3.	Related Party Arrangements (continued)

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

The Advisor, its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to the Company, including personnel costs, subject to the limitation that the Company will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of its average invested assets or 25% of its net income in any expense year unless approved by the independent directors.  The Company will begin to evaluate such limitation on its operating expenses beginning with the Expense Year ending September 30, 2017.

For the year ended December 31, 2016, approximately $84,000 of personnel expenses of affiliates of the Advisor were waived and these 2016 expenses will not be reimbursed by the Company in future periods.

The Advisor will pay all other organizational and offering expenses incurred in connection with the formation of the Company, without reimbursement by the Company.  These expenses include, but are not limited to, SEC registration fees, FINRA filing fees, printing and mailing expenses, blue sky fees and expenses, legal fees and expenses, accounting fees and expenses, advertising and sales literature, transfer agent fees, due diligence expenses, personnel costs associated with processing investor subscriptions, escrow fees and other administrative expenses of the Offering.

The Company entered into an amended and restated expense support and restricted stock agreement with the Advisor pursuant to which the Advisor has agreed to accept payment in the form of forfeitable restricted Class A shares of common stock (“Restricted Stock”) in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets (“Expense Support Agreement”).  In exchange for services rendered and in consideration of the expense support provided, the Company shall issue, following each determination date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by the Advisor for the preceding quarter divided by the board of directors’ most recent determination of net asset value per share of the Class A common shares, if the board has made such a determination, or otherwise the most recent public offering price per Class A common share, on the terms and conditions and subject to the restrictions set forth in the Expense Support Agreement.  The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive a Priority Return on their Invested Capital (as defined in the prospectus), excluding for the purposes of calculating this threshold any shares of restricted stock owned by the Advisor.  Refer to Note 8. “Subsequent Events” for additional information related to an amendment to this agreement.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

3.	Related Party Arrangements (continued)

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

Other transactions — As of December 31, 2016, the Company had received aggregate subscription proceeds from its Advisor of $2.7 million (270,000 shares), which is comprised of $200,000 (20,000 shares) of subscription proceeds received from the Advisor prior to the commencement of the Offering and $2.5 million (250,000 shares) of Primary Offering proceeds received for the Advisor that were used to break escrow in its Offering.  The Company did not pay any selling commissions or dealer manager fees in connection with the sale of these shares.

In addition, during the year ended December 31, 2016, the Company paid cash distributions of approximately $47,000 and issued stock dividends of approximately 2,500 shares to the Advisor.

The fees payable to the Dealer Manager for the year ended December 31, 2016, and related amounts unpaid as of December 31, 2016 are as follows:

	Year ended	Unpaid amounts as of (1)
	December 31,	December 31,
	2016	2016
Selling commissions (2)	$97,022	$6,550
Dealer Manager fees (2)	99,883	5,823
Distribution and stockholder servicing fees (2)	157,225	154,733
	$354,130	$167,106

The expenses incurred by and reimbursable to the Company’s related parties for the year ended December 31, 2016, and related amounts unpaid as of December 31, 2016 are as follows:

	Year ended	Unpaid amounts as of (1)
	December 31,	December 31,
	2016	2016
Reimbursable expenses:
Operating expenses (3)	$206,868	$73,545
	$206,868	$73,545

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying consolidated statements of stockholders’ equity.
(3)

Amounts are recorded as general and administrative expenses in the accompanying consolidated statement of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying consolidated balance sheets.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

4.	Indebtedness

In August 2016, in connection with the Private Placement, the Company issued Notes to each of 125 separate investors for a total principal amount of approximately $0.3 million. The Company owes interest on the Notes of approximately $70,000 per annum, which is payable semi-annually in arrears. The Notes mature on June 30, 2046.  Some or all of the Notes may be prepaid at any time, in whole or in part, provided that (i) such prepayment include all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs prior to the second anniversary of the issue date of the Note, the Company will pay on the date of such prepayment a one-time premium equal to approximately $31,000.  In connection with the issuance of the Notes, the Company placed approximately $0.4 million into a third-party escrow account to be held to repay the principal of the Notes and two semi-annual interest payments, which funds shall be released from escrow upon the Company raising at least $10 million in gross proceeds in the Offering.

The fair market value of the Notes was approximately $0.6 million as of December 31, 2016, which is based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values is categorized as Level 3 on the three-level valuation hierarchy.

5.	Equity

Subscription Proceeds — As of December 31, 2016, the Company had received aggregate subscription proceeds of approximately $6.6 million (0.6 million shares), which includes $200,000 (20,000 shares) of subscription proceeds received from the Advisor prior to the commencement of the Offering, approximately $251,250 (25,125 shares) of subscription proceeds received in connection with the Private Placement and approximately $3,000 (300 shares) of subscription proceeds pursuant to the Reinvestment Plan.

Distributions — For the year ended December 31, 2016, the Company declared and paid total cash distributions of approximately $57,000.  In addition, the Company declared and issued stock dividends of approximately 3,000 shares of common stock during the year ended December 31, 2016.

For the year ended December 31, 2016, 100.0% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.  No amounts distributed to stockholders for the year ended December 31, 2016 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement.  The distribution of new common shares to recipients is non-taxable.

In December 2016, the Company’s board of directors declared a monthly cash distribution of $0.0350 and a monthly stock dividend of 0.001881250 shares on each outstanding share of common stock on January 1, 2017, February 1, 2017 and March 1, 2017.  These dividends are to be paid and distributed by March 31, 2017.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

7.	Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for the year ended December 31, 2016:

2016 Quarters	Third	Fourth	Full Year
Operating loss	$(110,588)	$(231,859)	$(342,447)
Net loss	(110,588)	(231,859)	(342,447)
Class A common stock:
Net loss attributable to Class A stockholders	(105,761)	(155,471)	(265,390)
Weighted average number of Class A common shares outstanding (basic and diluted) (1)	279,293	301,715	291,149
Loss per share of Class A common stock (basic and diluted)	$(0.38)	$(0.52)	$(0.91)
Class T common stock:
Net loss attributable to Class T stockholders	(2,442)	(72,032)	(70,272)
Weighted average number of Class T common shares outstanding (basic and diluted) (1)	6,441	139,790	77,093
Loss per share of Class T common stock (basic and diluted)	$(0.38)	$(0.52)	$(0.91)
Class I common stock:
Net loss attributable to Class I stockholders	(2,385)	(4,356)	(6,785)
Weighted average number of Class I common shares outstanding (basic and diluted) (1)	6,309	8,454	7,443
Loss per share of Class I common stock (basic and diluted)	$(0.38)	$(0.52)	$(0.91)

FOOTNOTE:

(1)

For the purposes of determining the weighted average number of shares of common stock outstanding, stock dividends issued are treated as if such shares were outstanding as of July 11, 2016 (the date the Company commenced operations).

8.	Subsequent Events

During the period from January 1, 2017 through February 6, 2017, the Company received additional subscription proceeds of approximately $2.3 million (0.2 million shares).

In February 2017, the Company’s board of directors declared a monthly cash distribution of $0.0480 and a monthly stock dividend of 0.00100625 shares on each outstanding share of common stock on April 1, 2017, May 1, 2017 and June 1, 2017.  These dividends are to be paid and distributed by June 30, 2017.

In February 2017, the Company’s board of directors approved the Company’s second articles of amendment and restatement, which relates to a proposed reduction in underwriting compensation to 8.5% of gross proceeds for each share class of common stock sold in the Primary Offering.  The proposed modification to the Company’s charter will require stockholder approval at the special meeting of stockholders to be held in March 2017.

In February 2017, the Advisor and the Company’s board of directors approved the second amended and restated expense support agreement, which includes revisions to change to an annual measurement date for determining expense support and to exclude the impact of completed development properties from the calculation for a specified period of time after the property is placed into service (as defined in the agreement).

In February 2017, the Advisor and the Company’s board of directors approved a renewal of the advisory agreement through March 2018 as well as revisions to lower the disposition fee to an amount equal to either (a) 1% of the gross market capitalization of the Company upon the occurrence of a listing of the common shares of the Company, or 1% of the gross consideration paid to the Company or its stockholders upon the occurrence of any other liquidity event (including the sale or transfer of the Company or a portion thereof), or (b) 1% of the gross sales price upon the sale or transfer of one or more assets (including the sale of all of the Company’s assets).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered certified public accountants during the period ended December 31, 2016.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered certified public accounting firm and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2017.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2017.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2017.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2017.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2017.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)	List of Documents Filed as a Part of This Report:
(1)	Index to Consolidated Financial Statements:

CNL Healthcare Properties II, Inc.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statement of Operations for the year ended December 31, 2016

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2016 and for the period from July 10, 2015 (inception) to December 31, 2015

Consolidated Statement of Cash Flows for the year ended December 31, 2016

Notes to Consolidated Financial Statements

(2)	Index to Exhibits:

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1	Form of Promissory Note (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2016 and incorporated herein by reference.)

10.2	Escrow Agreement (Private Placement) (Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2016 and incorporated herein by reference.)

10.3	Advisory Agreement (Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2016 and incorporated herein by reference.)

10.4	Service Agreement (Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2016 and incorporated herein by reference.)

10.5

Dealer Manager Agreement with Form of Participating Broker Agreement (Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2016 and incorporated herein by reference.)

10.6	Amended Expense Support and Restricted Stock Agreement (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2016 and incorporated herein by reference.)

10.7

First Amendment to Expense Support and Restricted Stock Agreement (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2017 and incorporated herein by reference.)

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

101

The following materials from CNL Healthcare Properties II, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to the  Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of February 2017.

CNL HEALTHCARE PROPERTIES II, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Kevin R. Maddron
KEVIN R. MADDRON
Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas K. Sittema	Chairman of the Board and Director	February 15, 2017
THOMAS K. SITTEMA
Vice Chairman of the Board, Chief
/s/ Stephen H. Mauldin	Executive Officer and President	February 15, 2017
STEPHEN H. MAULDIN	(Principal Financial Officer)

Chief Operating Officer, Chief
/s/ Kevin R. Maddron	Financial Officer and Treasurer	February 15, 2017
KEVIN R. MADDRON	(Principal Financial Officer)

Chief Accounting Officer and Senior
/s/ Ixchell C. Duarte	Vice President	February 15, 2017
IXCHELL C. DUARTE	(Principal Accounting Officer)

/s/ Douglas N. Benham	Director	February 15, 2017
DOUGLAS N. BENHAM

/s/ Diana F. Morgan	Director	February 15, 2017
DIANA F. MORGAN

/s/ J. Chandler Martin	Director	February 15, 2017
J. CHANDLER MARTIN

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2016 and (ii) our Definitive Proxy Statement and related proxy materials for our 2017 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report.  We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.