Form 10-Q
period 2017-03-31
CNL Healthcare Properties II, Inc.
filed 2017-05-11
CIK 1648383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  000-55777

CNL Healthcare Properties II, Inc. (Exact name of registrant as specified in its charter)

Maryland	47-4524619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares of the registrant’s outstanding Class A, Class T and Class I common stock as of May 1, 2017 was 474,559 shares, 854,213 shares and 41,625 shares, respectively.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

Item 1. Financial Statements
CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2017	2016
Real estate investment properties	$20,695,646	$ ―
Intangibles	1,283,846	―
Cash	6,605,689	5,977,241
Prepaid expenses	40,879	48,928
Restricted cash	30,296	383,000
Total assets	$28,656,356	$6,409,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage and notes payable	$16,184,988	$312,500
Due to related parties	399,939	240,651
Accounts payable and accrued liabilities	257,243	23,263
Other liabilities	53,589	―
Total liabilities	16,895,759	576,414

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; none issued or outstanding	―	―
Class A Common stock, $0.01 par value per share, 1,200,000,000 shares authorized; 434,547 and 325,119 shares issued and outstanding, respectively	4,345	3,251
Class T Common stock, $0.01 par value per share, 700,000,000 shares authorized; 837,038 and 308,587 shares issued and outstanding, respectively	8,371	3,086
Class I Common stock, $0.01 par value per share, 100,000,000 shares authorized; 17,902 and 8,454 shares issued and outstanding, respectively	180	85
Capital in excess of par value	12,471,831	6,226,141
Accumulated loss	(593,567)	(342,447)
Accumulated distributions	(130,563)	(57,361)
Total stockholders' equity	11,760,597	5,832,755
Total liabilities and stockholders' equity	$28,656,356	$6,409,169

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

Three Months Ended
March 31, 2017
Revenues:
Resident fees and services	$11,430
Total revenues	11,430

Operating expenses:
General and administrative	234,538
Property operating expenses	8,686
Total operating expenses	243,224

Operating loss	(231,794)

Other expense:
Interest expense	19,326
Total other expense	19,326
Net loss	$(251,120)

Class A common stock:
Net loss attributable to Class A stockholders	$(95,182)
Net loss per share of Class A common stock outstanding (basic and diluted)	$(0.26)
Weighted average number of Class A common shares outstanding (basic and diluted)	369,598
Distributions declared per Class A common share	$0.1050

Class T common stock:
Net loss attributable to Class T stockholders	$(153,180)
Net loss per share of Class T common stock outstanding (basic and diluted)	$(0.26)
Weighted average number of Class T common shares outstanding (basic and diluted)	594,806
Distributions declared per Class T common share	$0.0750

Class I common stock:
Net loss attributable to Class I stockholders	$(2,758)
Net loss per share of Class I common stock outstanding (basic and diluted)	$(0.26)
Weighted average number of Class I common shares outstanding (basic and diluted)	10,708
Distributions declared per Class I common share	$0.1050

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Common Stock
				Class A		Class T			Class I			Capital in					Total
	Number	Par		Number	Par	Number	Par		Number	Par		Excess of	Accumulated		Accumulated		Stockholders'
	of Shares	Value		of Shares	Value	of Shares	Value		of Shares	Value		Par Value	Loss		Distributions		Equity
Balance at December 31, 2016	―	$	―	325,119	$3,251	308,587		$3,086	8,454		$85	$6,226,141		$(342,447)		$(57,361)	$5,832,755
Subscriptions received for common stock,
including distribution reinvestments	―		―	107,480	1,075	525,753		5,258	9,400		94	6,797,145		―		―	6,803,572
Stock dividends issued	―		―	1,948	19	2,698		27	48		1	(47)		―		―	―
Stock issuance and offering costs	―		―	―	―	―		―	―		―	(551,408)		―		―	(551,408)
Net loss	―		―	―	―	―		―	―		―	―		(251,120)		―	(251,120)
Cash distributions declared	―		―	―	―	―		―	―		―	―		―		(73,202)	(73,202)
Balance at March 31, 2017	―	$	―	434,547	$4,345	837,038		$8,371	17,902		$180	$12,471,831		$(593,567)		$(130,563)	$11,760,597

Balance at December 31, 2015	20,000		$200	―	$ ―	―	$	―	―	$	―	$199,800	$	―	$	―	$200,000
Conversion of initial common stock shares	(20,000)		(200)	20,000	200	―		―	―		―	―		―		―	―
Balance at March 31, 2016	―	$	―	20,000	$200	―	$	―	―	$	―	$199,800	$	―	$	―	$200,000

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
Three Months Ended
March 31, 2017
Operating activities:
Net cash flows used in operating activities	$(154,202)

Investing activities:
Acquisition of property	(21,769,784)
Net cash used in investing activities	(21,769,784)

Financing activities:
Subscriptions received for common stock through primary offering	6,775,312
Payment of underwriting compensation	(403,128)
Payment of cash distributions, net of distribution reinvestments	(44,942)
Proceeds from mortgage and notes payable	16,050,000
Payment of loan costs	(177,512)
Net cash flows provided by financing activities	$22,199,730

Net increase in cash and restricted cash	275,744
Cash and restricted cash at beginning of period	6,360,241
Cash and restricted cash at end of period	$6,635,985

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Acquisition fees and expenses related to asset acquisition	$38,790
Annual distribution and stockholder servicing fee	$315,386
Assumption of liabilities on acquisition of property	$170,918

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

1.	Organization

CNL Healthcare Properties II, Inc. is a Maryland corporation organized on July 10, 2015 that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the year ending December 31, 2017 or the year in which the Company commences material operations. The Company is sponsored by CNL Financial Group, LLC (“Sponsor” or “CNL”) and was formed primarily to acquire and manage a diversified portfolio of healthcare real estate and real estate-related assets that it believes will generate a steady current return and provide long-term value to its stockholders.  It intends to focus on investing, primarily in the United States, within the seniors housing, medical office, acute care and post-acute care sectors, as well as other types of real estate and real estate-related securities and loans.

The Company is externally managed and advised by CHP II Advisors, LLC, (“Advisor”) an affiliate of CNL.  The Advisor provides advisory services to the Company relating to substantially all aspects of its investments and operations, including real estate acquisitions, asset management and other operational matters.  During the period from July 10, 2015 to December 31, 2015, the Company sold 20,000 shares of common stock to the Advisor for an aggregate purchase price of $0.2 million, and these shares were converted into 20,000 Class A shares upon the filing of the Company’s Articles of Amendment and Restatement in March 2016.

On March 2, 2016, pursuant to a registration statement on Form S-11 under the Securities Act of 1933, the Company commenced its initial public offering of up to $1.75 billion (“Primary Offering”), in any combination, of Class A, Class T and Class I shares of common stock on a “best efforts” basis, which means that CNL Securities Corp. (“Dealer Manager”), an affiliate of the Sponsor, will use its best efforts but is not required to sell any specific amount of shares.  The Company also intends to offer up to $250 million, in any combination, of Class A, Class T and Class I shares to be issued pursuant to its distribution reinvestment plan (“Reinvestment Plan” and, together with the Primary Offering, the “Offering”).  The Company reserves the right to reallocate the shares offered between the Primary Offering and the Reinvestment Plan.

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

The Company contributes the net proceeds from its Offering to CHP II Partners, LP (“Operating Partnership”) in exchange for partnership interests.  The Company intends to own substantially all of its assets either directly or indirectly through the Operating Partnership in which the Company is the sole limited partner and its wholly-owned subsidiary, CHP II GP, LLC, is the sole general partner.  The Operating Partnership may own assets through: (1) a wholly-owned taxable REIT subsidiary, CHP II TRS Holding, Inc. (“TRS Holdings”) and (2) property owner subsidiaries, which are single purpose entities.

The Company generally expects to lease its seniors housing properties to single member limited liability companies wholly-owned by TRS Holdings and engage independent third-party managers under management agreements to operate the properties as permitted under REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, the Company may also lease its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, acute care and post-acute care properties will generally be leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, the Company expects most investments will be wholly-owned, although, it may invest through partnerships with other entities where the Company believes it is appropriate and beneficial.  The Company expects to invest in a combination of stabilized assets, new property developments and properties which have not reached full stabilization.  Finally, the Company may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types.  The Company would generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property.  In exchange, the owner generally grants the Company a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the three months ended March 31, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017.  Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and its other subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.  The Company’s operations commenced on July 11, 2016, when aggregate subscription proceeds in excess of the minimum offering amount were released from escrow.  As a result, there are no comparative statements of operations or cash flows for the three months ended March 31, 2017.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the Company’s condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Allocation of Purchase Price for Real Estate Acquisitions — Upon acquisition of real estate, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets in order to determine whether the acquisition should be accounted for as an asset acquisition.  If the substantially all threshold is not met, the Company then determines whether the acquisition meets the definition of a business (i.e. does it include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs).

The Company estimates the fair value of acquired tangible assets (consisting of land and improvements, building and improvements, and furniture, fixtures and equipment), intangible assets (consisting of in-place leases and above- or below-market leases) and liabilities assumed in order to allocate the purchase price.  In estimating the fair value of the assets acquired and liabilities assumed, the Company considers information obtained about each property as a result of its due diligence and utilizes various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building.

The purchase price is allocated to in-place lease intangibles based on management’s evaluation of the specific characteristics of the acquired lease(s).  Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, including estimates of lost rental income during the expected lease-up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses.  Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual rents to be paid pursuant to the lease and management’s estimate of the fair market lease rates for each in-place lease and may include assumptions for lease renewals of below-market leases.

Depreciation and Amortization — Real estate costs related to the acquisition and improvement of properties are capitalized.  Repair and maintenance costs are charged to expense as incurred and significant replacements and improvements are capitalized.  Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life.  Real estate assets are stated at cost less accumulated depreciation, which is computed using the straight-line method of accounting over the estimated useful lives of the related assets.  Buildings and improvements are depreciated on the straight-line method over their estimated useful lives, which generally are the lesser of 39 and 15 years, respectively, or the remaining life of the ground lease.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Amortization of intangible assets is computed using the straight-line method of accounting over the shorter of the respective lease term or estimated useful life.  If a lease is terminated or modified prior to its scheduled expiration, the Company recognizes a loss on lease termination related to the unamortized lease-related costs not deemed to be recoverable.

Impairment of Real Estate Assets — Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired.  To assess if an asset group is potentially impaired, management compares the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the asset group over its remaining useful life to the net carrying value of the asset group.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  In the event that the carrying value exceeds the undiscounted operating cash flows, the Company would recognize an impairment provision to adjust the carrying value of the asset group to the estimated fair value of the asset group.

Revenue Recognition — Resident fees and services consist of monthly services, which include base rent and other related services such as assisted living care, memory care and ancillary services.  Agreements with residents are generally billed monthly in advance and cancelable by the residents with a 30-day notice.

Mortgages and Notes Payable — Mortgages and notes payable are recorded at the stated principal amount and are generally collateralized by the Company’s property.  Mortgages and notes payable assumed in connection with an acquisition are recorded at fair market value as of the date of the acquisition.

Loan Costs — Loan costs paid in connection with obtaining indebtedness are deferred and amortized over the estimated life of the indebtedness using the effective interest method.  Loan costs are presented as a direct deduction from the carrying amount of the related indebtedness in the balance sheet.

Shares Based Payments to Non-Employees — In connection with an expense support arrangement described in Note 4. “Related Party Arrangements,” the Company may issue forfeitable restricted Class A shares of common stock (“Restricted Stock”) to the Advisor on an annual basis in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets.

The Restricted Stock is forfeited if shareholders do not ultimately receive their original invested capital back with at least a 6% annualized return of investment upon a future liquidity or disposition event of the Company.  Upon issuance of Restricted Stock, the Company measures the fair value at its then-current lowest aggregate fair value pursuant to Accounting Standards Codification (“ASC”) 505-50.  On the date in which the Advisor satisfies the vesting criteria, the Company remeasures the fair value of the Restricted Stock pursuant to ASC 505-50 and records expense equal to the difference between the original fair value and that of the remeasurement date.  In addition, given that performance is outside the control of the Advisor and involves both market conditions and counterparty performance conditions, the shares are treated as unissued for accounting purposes and the Company only includes the Restricted Stock in the calculation of diluted earnings per share to the extent their effect is dilutive and the vesting conditions have been satisfied as of the reporting date.

Pursuant to the amended expense support agreement, the Advisor shall be the record owner of the Restricted Stock until the shares of common stock are sold or otherwise disposed of, and shall be entitled to all of the rights of a stockholder of the Company including, without limitation, the right to vote such shares (to the extent permitted by the Company’s articles of incorporation) and receive all cash distributions and stock dividends paid with respect to such shares.  All cash distributions and stock dividends paid to the Advisor related to the Restricted Stock shares shall vest immediately and will not be subject to forfeiture.  The Company recognizes expense related to the cash distributions and stock dividends related to the Restricted Stock shares.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Segment Information — Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has determined that it operates in one operating segment, real estate ownership.  The Company’s chief operating decision maker evaluates the Company’s operations from a number of different operational perspectives including, but not limited to, a property-by-property basis and by tenant or operator.  The Company derives all significant revenues from a single reportable operating segment of business, healthcare real estate, regardless of the type (seniors housing, medical office, etc.) or ownership structure (leased or managed).  Accordingly, the Company does not report segment information; nevertheless, management periodically evaluates whether the Company continues to have one single reportable segment of business.

Adopted Accounting Pronouncements — In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  The ASU further clarified how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied retrospectively for each period presented.  Subsequently, in November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which modifies the presentation of the statement of cash flows and requires reconciliation to the overall change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.   As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents.   The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied retrospectively for each period presented.  The Company early adopted both ASU 2016-15 and ASU 2016-18 on January 1, 2017; the adoption of which impacts the Company’s presentation of its statement of cash flows for all periods presented, but will not have an impact on the Company’s condensed consolidated balance sheets or condensed consolidated statement of operations.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties that are under Common Control,” which requires an entity to consider its indirect interests held by related parties that are under common control on a proportionate basis when evaluating whether the entity is a primary beneficiary of a VIE. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016.  The Company has adopted ASU 2016-17 on January 1, 2017; the adoption of which did not have a material impact to its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business and provides a framework by which to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied prospectively for each period presented.  The Company early adopted ASU 2017-01 on January 1, 2017; the adoption of which did have a material impact on the Company’s condensed consolidated financial statements as a result of Summer Vista Assisted Living being considered an asset acquisition.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606).  The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts).  The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted. In addition, in December 2016, the FASB issued ASU 2016-20, which provides technical corrections and improvements to ASC 606 based on questions that stakeholders have raised while working through the implementation.  ASC 606 can be adopted using one of two retrospective transition methods: (i) retrospectively to each prior reporting period presented or (ii) as a cumulative-effect adjustment as of the date of adoption.   The Company continues to execute on its implementation plan for ASC 606 and its assessment of the impact that adoption will have on the Company’s condensed consolidated financial statements; specifically, as it relates to different revenue streams within a given contract and the impact adoption of ASC 606 could have on the Company’s financial statement disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted.  The ASU is to be applied using a modified retrospective approach.  The Company is currently evaluating the impact this ASU will have on the Company’s condensed consolidated financial statements; specifically, as it relates to arrangements in which the Company is the lessee and the required presentation in its condensed consolidated financial position.

3.	Real Estate Acquisitions

During the three months ended March 31, 2017, the Company acquired Summer Vista Assisted Living (“Summer Vista”), a seniors housing community in Pensacola, Florida, for a purchase price of approximately $21.4 million.  In connection therewith, the Company incurred approximately $0.6 million of acquisition fees and expenses, which have been capitalized as a component of the cost of the assets acquired and allocated on a relative fair value basis.

The seniors housing community features 89 residential units and will be operated under a RIDEA structure pursuant to a newly negotiated five-year property management agreement with SRI Management, LLC (“Superior Residences”), the property’s existing third-party property manager who has managed the property since it opened in February 2016.

The following summarizes the purchase price allocation for Summer Vista, and the related assets acquired and liabilities assumed in connection with the acquisition:

Land and land improvements	$2,264,713
Buildings and building improvements	17,575,368
Furniture, fixtures and equipment	855,565
In-place lease intangibles (1)	1,283,846
Liabilities assumed	(170,918)
Total purchase price consideration	$21,808,574

_____________

FOOTNOTE:

(1)

At the acquisition date, the weighted-average amortization period on the acquired in-place lease intangibles for the three months ended March 31, 2017 was approximately 2.5 years and is based on the expected unit turnover.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

4.	Related Party Arrangements

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

Dealer Manager — From the commencement of our Offering through March 19, 2017, the Dealer Manager received a selling commission of up to 7% of the sale price for each Class A share and 2% of the sale price for each Class T share sold in the Primary Offering, all or a portion of which was reallowed to participating broker dealers.  In addition, the Dealer Manager received a dealer manager fee in an amount equal to 2.75% of the price of each Class A share or Class T share sold in the Primary Offering, all or a portion of which was reallowed to participating broker dealers. Effective March 20, 2017 and subsequently, the Dealer Manager will receive a combined selling commission and dealer manager fee of up to 8.5% of the sale price for each Class A share and up to 4.5% of the sale price for each Class T share sold in the Primary Offering, all or a portion of which may be reallowed to participating broker dealers.  In addition, effective March 20, 2017, for Class T shares sold in the Primary Offering, the Dealer Manager may elect the respective amounts of the commission and dealer manager fee, provided that the selling commission shall not exceed 3.0% of the gross proceeds from the completed sale of such Class T shares.  Effective March 20, 2017, the Company and the Dealer Manager also agreed that the Company will cease paying the annual distribution and stockholder servicing fee of 1.00% and 0.50%, respectively (described further below), if the total underwriting compensation, comprised of the dealer manager fees, selling commissions, and annual distribution and stockholder servicing fees, payable to broker-dealers in connection with the sale of Class T and Class I shares in the Primary Offering exceeds 8.5% of the gross offering price of such Class T or Class I shares, respectively.  Prior to March 20, 2017, the 8.5% cap was set as 9.75%.  Separately, the Company’s stockholders approved an amendment to the Company’s charter to adjust the conversion feature of Class T and Class I shares to match this new 8.5% cap.  To the extent stockholder’s that purchased Class A shares on the terms in effect prior to March 20, 2017 would have paid lower selling commissions and/or dealer manager fees on the terms in effect subsequently, the Advisor, or one of its affiliates, issued them a refund in March 2017.  To the extent participating broker-dealers that sold Class T or Class I shares on the terms in effect prior to March 20, 2017 were entitled to greater ongoing annual distribution and stockholder servicing fees with respect to such sales compared to sales made on the terms in effect subsequently, the Advisor paid this liability on behalf of the Company.  As a result of the overall reduction in underwriting compensation, the Company recorded an approximate $0.1 million reduction in its liability related to annual distribution and stockholder servicing fees for Class T and Class I shares sold through March 19, 2017.

The Company has and will continue to pay a distribution and stockholder servicing fee, subject to certain underwriting compensation limits, with respect to the Class T and Class I shares sold in the Primary Offering in an annual amount equal to 1% and 0.50%, respectively, of the current gross offering price per Class T or Class I share, respectively, or if the Company is no longer offering shares in a public offering, the estimated per share value per Class T or Class I share, respectively.  If the Company reports an estimated per share value prior to the termination of the Primary Offering, the annual distribution and stockholder servicing fee will continue to be calculated as a percentage of the current gross offering price per Class T or Class I share until the Company reports an estimated per share value following the termination of the Primary Offering, at which point the distribution fee will be calculated based on the new estimated per share value, until such underwriting compensation limits are met or the shares are converted to Class A shares pursuant to the terms of the securities.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

4.	Related Party Arrangements (continued)

The Company records the annual distribution and stockholder servicing fees as a reduction to capital in excess of par value and measures the related liability in an amount equal to the maximum fees owed in relation to the Class T and Class I shares on the shares’ issuance date.  The liability is relieved over time, as the fees are paid to the Dealer Manager, or is adjusted if the fees are no longer owed on any Class T or Class I share that is redeemed or repurchased, as well as upon the earliest occurrence of: (i) a listing on a national securities exchange; (ii) a merger or consolidation of the Company with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets; (iii) after the termination of the Primary Offering in which the initial shares in the account were sold, the end of the month in which total underwriting compensation paid in the Primary Offering is not less than 10% of the gross proceeds from all share classes of the Primary Offering; (iv) the end of the month in which the total underwriting compensation paid in a Primary Offering with respect to shares purchased in a Primary Offering is not less than 8.5% of the gross offering price of those shares purchased in such Primary Offering (excluding shares purchased through the Reinvestment Plan and those received as stock dividends); or (v) any other conditions described in the Company’s prospectus.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

4.	Related Party Arrangements (continued)

The Advisor will pay all other organizational and offering expenses incurred in connection with the formation of the Company, without reimbursement by the Company.  These expenses include, but are not limited to, Security and Exchange Commission (“SEC”) registration fees, Financial Industry Regulatory Authority (“FINRA”) filing fees, printing and mailing expenses, blue sky fees and expenses, legal fees and expenses, accounting fees and expenses, advertising and sales literature, transfer agent fees, due diligence expenses, personnel costs associated with processing investor subscriptions, escrow fees and other administrative expenses of the Offering.

For the three months ended March 31, 2017, the Company paid cash distributions of approximately $29,000 and issued stock dividends of approximately 1,500 shares to the Advisor.

Pursuant to an expense support arrangement, the Advisor has agreed to accept payment in Restricted Stock in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets (“Expense Support Agreement”).  Under the terms of the Expense Support Agreement, for each quarter within a calendar expense support year, the Company will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support expected for the calendar expense support year.  In exchange for services rendered and in consideration of the expense support provided under this arrangement, the Company shall issue, following each determination date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by the Advisor for the preceding year divided by the board of directors’ most recent determination of net asset value per share of the Class A common shares, if the board has made such a determination, or otherwise the most recent public offering price per Class A common share, on the terms and conditions and subject to the restrictions set forth in the Expense Support Agreement.  The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive a Priority Return on their Invested Capital (as such terms are defined in the Company’s prospectus), excluding for the purposes of calculating this threshold any shares of Restricted Stock owned by the Advisor.

The following fees for services rendered are expected to be settled in the form of Restricted Stock pursuant to the Expense Support Agreement for the three months ended March 31, 2017 and cumulatively as of March 31, 2017:

	Three Months Ended	As of
	March 31,	March 31,
	2017	2017
Fees for services rendered:
Asset management fees	$460	$460
Advisor personnel expenses (1)	102,263	102,263
Total fees for services rendered	$102,723	$102,723

Then-current public offering price	$10.93	$10.93
Restricted Stock shares (2)	9,398	9,398

_____________

FOOTNOTES:

(1)

Amounts consist of personnel and related overhead costs of the Advisor or its affiliates (which, in general, are those expenses relating to the Company’s administration on an on-going basis) that are reimbursable by the Company.

(2)

Represents Restricted Stock shares expected to be issued to the Advisor as of March 31, 2017 pursuant to the Expense Support Agreement.  No fair value was assigned to the Restricted Stock shares as the shares are expected to be valued at zero upon issuance, which represents the lowest possible value estimated at vesting.  In addition, the Restricted Stock shares will be treated as unissued for financial reporting purposes until the vesting criteria are met.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

4.	Related Party Arrangements (continued)

The fees payable to the Dealer Manager for the three months ended March 31, 2017, and related amounts unpaid as of March 31, 2017 are as follows:

	Three Months Ended	Unpaid amounts as of (1)
	March 31,	March 31,	December 31,
	2017	2017	2016
Selling commissions (2)	$192,876	$ ―	$6,550
Dealer Manager fees (2)	183,736	―	5,823
Distribution and stockholder servicing fees (2)	174,796	315,386	154,733
	$551,408	$315,386	$167,106

The fees and expenses incurred by and reimbursable to the Company’s related parties for the three months ended March 31, 2017, and related amounts unpaid as of March 31, 2017 are as follows:

	Three Months Ended	Unpaid amounts as of (1)
	March 31,	March 31,	December 31,
	2017	2017	2016
Reimbursable expenses:
Operating expenses (3)	$190,526	$82,664	$73,545
Acquisition fees and expenses	1,889	1,889	―
	$192,415	$84,553	$73,545
Investment Service Fees (4)	481,500	―	―
Asset Management Fees (5)	460	―	―
	$674,375	$84,553	$73,545

_____________

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity.
(3)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statement of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets.  For the three months ended March 31, 2017, approximately $0.1 million of personnel expenses of affiliates of the Advisor are expected to be settled in accordance with the terms of the Expense Support Agreement.

(4)

For the three months ended March 31, 2017, the Company incurred approximately $0.5 million in investment services fees of which approximately $0.5 million was capitalized and included in real estate investment properties, net in the accompanying condensed consolidated balance sheet.

(5)

For the three months ended March 31, 2017, the Company incurred approximately $460 in asset management fees, all of which are expected to be settled in accordance with the terms of the Expense Support Agreement.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

5.	Indebtedness

In March 2017, in connection with the Summer Vista acquisition, the Company entered into a secured mortgage loan agreement with Synovus Bank in the amount of approximately $16.1 million (“Summer Vista Loan”).  The Summer Vista Loan matures on April 1, 2022, subject to two one-year extension options provided certain conditions are met. The Summer Vista Loan accrues interest at a rate equal to the sum of the London Interbank Offered Rate (“LIBOR”) plus 2.85%, with monthly payments of interest only for the first 18 months of the term of the Summer Vista Loan, and monthly payments of interest and principal for the remaining 42 months of the term of the Summer Vista Loan using a 30-year amortization period with the remaining principal balance payable at maturity.  Prior to April 1, 2019, the interest payable on the Summer Vista Loan may be reduced to a rate equal to the sum of LIBOR plus 2.70% if, at such time, no event of default exists, certain debt yield thresholds are met, and at least $2,150,000 of the original outstanding principal balance of the Summer Vista Loan has been paid.  The Company may prepay, without a penalty, all or any part of the Summer Vista Loan at any time.

The following table provides details of the Company’s indebtedness as of March 31, 2017:

	March 31,	December 31,
	2017	2016
Mortgage and notes payable:
Mortgage loan (1)	$16,050,000	$ ―
Notes payable	312,500	312,500
Mortgage and notes payable	16,362,500	312,500
Loan costs, net	(177,512)	―
Total mortgage and notes payable, net	$16,184,988	$312,500

_____________

FOOTNOTE:

(1)	As of March 31, 2017, the Company’s mortgage loan is collateralized by the Summer Vista property.

The fair market value of the mortgage and notes payable was approximately $16.4 million as of March 31, 2017, which is based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values is categorized as Level 3 on the three-level valuation hierarchy.

The following is a schedule of future principal payments and maturity for the Company’s indebtedness for the remainder of 2017, each of the next four years and thereafter, in the aggregate, as of March 31, 2017:

2017	$	―
2018		29,347
2019		185,296
2020		194,131
2021		209,033
Thereafter		15,744,693
		$16,362,500

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

6.	Equity

Subscription Proceeds — As of March 31, 2017, the Company had received aggregate subscription proceeds of approximately $13.4 million (1.3 million shares), which includes $200,000 (20,000 shares) of subscription proceeds received from the Advisor prior to the commencement of the Offering, approximately $251,250 (25,125 shares) of subscription proceeds received in connection with a private placement made in 2016 and approximately $32,000 (3,000 shares) of subscription proceeds pursuant to the Reinvestment Plan.

Distributions — For the three months ended March 31, 2017, the Company declared and paid cash distributions of approximately $73,200, which were net of class-specific expenses.  In addition, the Company declared and issued stock dividends of approximately 4,700 shares of common stock during the three months ended March 31, 2017.

For the three months ended March 31, 2017, 100.0% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.  No amounts distributed to stockholders for the three months ended March 31, 2017 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement.  The distribution of new common shares to recipients is non-taxable.

In February 2017, the Company’s board of directors declared a monthly cash distribution of $0.0480, less class-specific expenses, and a monthly stock dividend of 0.00100625 shares on each outstanding share of common stock on April 1, 2017, May 1, 2017 and June 1, 2017.  These distributions and dividends are to be paid and distributed by June 30, 2017.

7.	Commitments and Contingencies

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

Refer to Note 4. “Related Party Arrangements” for information on contingent Restricted Stock shares due to the Company’s Advisor in connection with the Expense Support Agreement.

8.	Subsequent Events

During the period from April 1, 2017 through May 1, 2017, the Company received additional subscription proceeds of approximately $0.9 million (0.1 million shares).

Item 2. Management’s Discussion and Analysis of Financial Condition of Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the fiscal three months ended March 31, 2017 (“Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described in the Company’s  reports filed from time to time with the SEC, including, but not limited to, the Company’s quarterly reports on Form 10-Q and the Company’s annual reports on Form 10-K, copies of which may be obtained from the Company’s website at www.cnlhealthcarepropertiesii.com.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of March 31, 2017 (unaudited) and December 31, 2016.  Amounts as of December 31, 2016, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date.  This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes thereto and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

CNL Healthcare Properties II, Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Maryland corporation that incorporated on July 10, 2015 and intends to qualify as a REIT for U.S. federal income tax purposes beginning with the year ending December 31, 2017 or the first year in which we commence material operations.

We are externally managed and advised by our Advisor, CHP II Advisors, LLC.  Our Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.  We had no operations prior to the commencement of our Primary Offering.

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

We are committed to investing the proceeds of our Offering through strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our healthcare assets.  We generally expect to lease seniors housing properties to single member limited liability companies wholly-owned by TRS Holdings and engage independent third-party managers under management agreements to operate the properties as permitted under RIDEA structures; however, we may also lease our properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, post-acute care and acute care properties will be leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, we expect most investments will be wholly owned, although, we may invest through partnerships with other entities where we believe it is appropriate and beneficial.   We expect to invest in a combination of stabilized assets, new property developments and properties which have not reached full stabilization.  Finally, we also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types.  We generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property.  In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on healthcare real estate or real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.

As of May 1, 2017, we owned one seniors housing community comprised of 89 residential units (67 assisted living and 22 memory care units).  The property was acquired in March 2017 for a purchase price of approximately $21.4 million and is operated under a RIDEA structure by Superior Residences, a third-party property manager who operated the property previously for the seller under a similar structure.

We monitor the performance of our third-party operator(s) to stay abreast of material changes in the operations of underlying property by (1) reviewing the current, historical and prospective operating margins (measured by earnings before interest, taxes, depreciation, amortization and facility rent), (2) monitoring trends in the source of our revenue, including relative mix of payors (including Medicare, Medicaid, etc.) and private payors (including commercial insurance and private pay patients), (3) evaluating the effect of evolving healthcare legislation and other regulations on our profitability and liquidity, and (4) reviewing the competition and demographics of the local and surrounding areas in which we operate.

Liquidity and Capital Resources

General

Our primary source of capital for items other than acquisitions of real estate is expected to be the net proceeds from our Offering.  We will use such amounts for investments in properties and other permitted investments, as well as the payment or reimbursement of fees and expenses relating to the selection, acquisition and development of properties and other permitted investments.  Generally we expect to meet cash needs for items other than acquisitions from our cash flows from operations, and we expect to meet cash needs for acquisitions from net proceeds from our Offering and borrowings.  However, until such time as we are fully invested, we may use proceeds from our Offering and/or borrowings (“Other Sources”) to pay all or a portion of our operating expenses, distributions and debt service.

We intend to strategically leverage our real estate assets and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio.  Our ability to increase our diversification through borrowings could be adversely affected by credit market conditions, which could result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.  We may also be negatively impacted by rising interest rates on any unhedged variable rate debt or the timing of when we seek to refinance existing debt.  During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.  Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  As of March 31, 2017, our debt leverage ratio was approximately 56.5% of the aggregate carrying value of our assets.

The number of properties and other permitted investments we may acquire or make will depend on the number of shares sold through our Offering and the resulting net proceeds available for investment.

Since the commencement of our Offering and as of March 31, 2017, our net investment value per share for Class A, Class T and Class I shares continues to be $10.00 per share, which is based on the “amount available for investment/net investment amount” percentage shown in the Estimated Use of Proceeds section of our prospectus.

Sources of Liquidity and Capital Resources

Common Stock Subscriptions

For the three months ended March 31, 2017, we received aggregate subscription proceeds of approximately $6.8 million (0.6 million shares), and approximately $28,000 (2,800 shares) of subscription proceeds received pursuant to our Reinvestment Plan.

During the period from April 1, 2017 through May 1, 2017, we received additional subscription proceeds of approximately $0.9 million (0.1 million shares).  We expect to continue to raise capital under our Offering.

Indebtedness

In August 2016, in connection with our private placement, we issued promissory notes to each of 125 separate investors for a total principal amount of $0.3 million (each a “Note” and collectively, “Notes”).  We owe interest on the Notes of approximately $70,000 per annum, which is payable semi-annually in arrears.  The Notes mature on June 30, 2046.  Some or all of the Notes may be prepaid at any time, in whole or in part, provided that (i) such prepayment include all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs prior to the second anniversary of the issue date of the Note, the operating partnership will pay on the date of such prepayment a one-time premium equal to approximately $31,000.  In connection with the issuance of the Notes, the Company placed approximately $0.4 million into a third-party escrow account to be held to repay the principal of the Notes and two semi-annual interest payments until such time as we raised at least $10 million in gross proceeds in our Offering, which occurred during the three months ended March 31, 2017 and approximately $0.4 million was released from escrow to us.

In March 2017, we entered into the Summer Vista Loan and received approximately $16.1 million of proceeds from this mortgage loan, which were used to fund the acquisition of Summer Vista.  The Summer Vista Loan matures on April 1, 2022, subject to two one-year extension options provided certain conditions are met. The Summer Vista Loan accrues interest at a rate equal to the sum of LIBOR plus 2.85%, with monthly payments of interest only for the first 18 months, and monthly payments of interest and principal for the remaining 42 months using a 30-year amortization period with the remaining principal balance payable at maturity.  Prior to April 1, 2019, the interest payable on the Summer Vista Loan may be reduced to a rate equal to the sum of LIBOR plus 2.70% if, at such time, no event of default exists, certain debt yield thresholds are met, and at least $2,150,000 of the original outstanding principal balance of the Summer Vista Loan has been paid.  We may prepay, without a penalty, all or any part of the Summer Vista Loan at any time.

Expense Support Agreement

During the three months ended March 31, 2017, our cash from operating activities was positively impacted by the Expense Support Agreement with our Advisor pursuant to which our Advisor has agreed to accept payment in Restricted Stock in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets (as defined in the Expense Support Agreement).  For the three months ended March 31, 2017, we expect that approximately $0.1 million of asset management fees and Advisor personnel expenses will be settled in the form of Restricted Stock pursuant to the Expense Support Agreement.  Any amounts settled, and for which Restricted Stock shares will be issued, pursuant to the Expense Support Agreement are permanently settled and we have no further obligation to pay such amounts to our Advisor.

Refer to Note 4. “Related Party Arrangements” in Item 1. “Financial Statements” for additional information.

Uses of Liquidity and Capital Resources

Real Estate Acquisition

During the three months ended March 31, 2017, we acquired Summer Vista, which represents our first acquisition of property, and paid total purchase price consideration of approximately $21.8 million.  We expect to continue to expand our healthcare investment portfolio through additional acquisitions as we raise additional capital from our Offering.

Underwriting Compensation

For the three months ended March 31, 2017, we paid approximately $0.4 million in underwriting compensation.  Under the terms of the Primary Offering, our Dealer Manager is entitled to receive selling commissions, dealer manager fees and/or annual distribution and stockholder servicing fees, which are based on the respective share class of our common stock sold, all or a portion of which may be reallowed to participating broker dealers.

In March 2017, we entered into an amended and restated dealer manager agreement, which reduces the sales commissions, dealer manager fees and ongoing annual distribution and stockholder servicing fees payable to the Dealer Manager and participating broker-dealers from 9.75% to 8.5% of the gross proceeds for each share class of common stock sold in the Primary Offering.  The aforementioned reduction to underwriting compensation will result in a lower amount of commissions and fees being paid to the Dealer Manager in future periods and will further provide for increased net proceeds from our Primary Offering to be available for investment.

Net Cash Used in Operating Activities

For the three months ended March 31, 2017, we used approximately $0.2 million of net cash in operating activities, primarily to pay general and administrative expenses for the period.  We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income (“NOI”) from our properties, however until such time as we acquire additional properties and generate sufficient NOI from our investments, we expect to continue to fund such amounts with Other Sources.

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities.  We expect to have little, if any, cash flows from operations available for distribution until we make substantial investments.  There may be a delay between the sale of our common stock and the purchase of properties or other investments, which could result in a delay in our ability to generate cash flows to cover distributions to our stockholders.  Therefore, we may determine to pay some or all of our cash distributions from Other Sources, such as from cash flows provided by financing activities, a component of which may include the proceeds of our Offering and/or borrowings, whether collateralized by our assets or unsecured.  We have not established any limit on the extent to which we may use borrowings or proceeds of our Offering to pay distributions, and there is no assurance we will be able to sustain distributions at any level.

The following table details our cash distributions per share and our total cash distributions paid, including distribution reinvestments, for the three months ended March 31, 2017:

	Cash Distributions per Share (1)			Cash Distributions Paid (2)			Cash Flows Used in Operating Activities (3)
Periods	Class A Share	Class T Share	Class I Share	Cash Distributions Declared	Distribution Reinvestments	Cash Distributions net of Distribution Reinvestments
2017 Quarters
First	$0.1050	$0.0750	$0.1050	$73,202	$28,260	$44,942	$154,202
Year	$0.1050	$0.0750	$0.1050	$73,202	$28,260	$44,942	$154,202

____________

FOOTNOTES:

(1)

Our board of directors authorized monthly cash distributions on the outstanding shares of all classes of our common stock, beginning in August 2016 and continuing each month through March 2017, in monthly amounts equal to $0.0350 per share, less class-specific expenses with respect to each class.

(2)	Represents cash distributions declared, the amount of distributions reinvested in additional shares through our Reinvestment Plan and the amount of proceeds used to fund cash distributions.
(3)

For the three months ended March 31, 2017, our net loss was approximately $251,000 while cash distributions and stock dividends declared and issued were approximately $73,200 and 4,700 shares, respectively.  For the three months ended March 31, 2017, 100% of the cash distributions paid to stockholders were considered to be funded with proceeds from our Offering and were considered a return of capital to stockholders for federal income tax purposes.

In February 2017, the Company’s board of directors declared a monthly cash distribution of $0.0480, less class-specific expenses, and a monthly stock dividend of 0.00100625 shares on each outstanding share of common stock on April 1, 2017, May 1, 2017 and June 1, 2017.  These distributions and dividends are to be paid and distributed by June 30, 2017.

Results of Operations

From the time of our formation on July 10, 2015 (inception) through July 10, 2016, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock.  Operations commenced on July 11, 2016, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow.  As a result, there are no comparative financial statements for the three months ended March 31, 2017.

The following is a discussion of our results of operations for the three months ended March 31, 2017:

•

Resident fees and services and property operating expenses for the three months ended March 31, 2017 were comprised entirely of allocated pro-rations at closing as the Summer Vista acquisition occurred on the last day of March 2017.  We expect to generate additional revenues and operating expenses as the Summer Vista property is held in future periods and we acquire additional properties.

•

Acquisition fees and expenses for the three months ended March 31, 2017 were approximately $0.6 million, which have been capitalized as a component of the cost of the assets acquired and allocated on a relative fair value basis.

•

General and administrative expenses for the three months ended March 31, 2017 were approximately $0.3 million and were comprised primarily of directors’ and officers’ insurance, accounting and legal fees, Advisor personnel expenses and board of director fees; however, these Advisor personnel expenses are expected to be settled in the form of Restricted Stock pursuant to the Expense Support Agreement and as such our general and administrative expenses were reduced by approximately $0.1 million for the three months ended March 31, 2017.

•	Interest expense for the three months ended March 31, 2017 was approximately $19,000 and relates to the Notes issued in connection with our private placement as well as the Summer Vista loan.

The results of operations for the three months ended March 31, 2017 are not indicative of our expected future performance due to the limited time in which we have been operational, and our single investment to date being made on the last day of March 2017.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues and income to be derived from the acquisition and operation of properties and other permitted investments, other than those referred to in the risk factors identified in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the North American Real Estate Investment Trust (“NAREIT”) promulgated a measure known as Funds From Operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT.  The use of FFO is recommended by the REIT industry as a supplemental performance measure.  FFO is not equivalent to net income or loss as determined under GAAP.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different non-listed REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way and as such comparisons with other REITs may not be meaningful.  Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders.  FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.  MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value (“NAV”) is disclosed.  FFO and MFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO and MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO.  In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

For the three months ended March 31, 2017, we had no adjustments necessary in order to reconcile from net loss to FFO and MFFO.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017.

Contractual Obligations

The following table presents our contractual obligations by payment period as of March 31, 2017:

	Payments Due by Period
	2017	2018-2019	2020-2021	Thereafter	Total
Mortgage and notes payable (principal and interest)	$722,250	$2,069,440	$2,405,696	$15,742,873	$20,940,259
	$722,250	$2,069,440	$2,405,696	$15,742,873	$20,940,259

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to financial market risks, specifically changes in interest rates to the extent we borrow money to acquire properties or to make loans and other permitted investments.  Our management objectives related to interest rate risk will be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve our objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating interest rate protection opportunities through swaps or caps.

We expect to hold our fixed-rate note obligations to maturity (or prepayment) and the amounts due under such instruments would be limited to the outstanding principal balance, any accrued and unpaid interest and any prepayment premiums. Accordingly, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate note obligations, would have a significant impact on our operations.  The fair market value of the Notes was approximately $0.3 million as of March 31, 2017, which was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

The following is a schedule as of March 31, 2017 of our variable rate debt maturities for the remainder of 2017 and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value (1)
Variable rate debt	$—	$29	$185	$194	$209	$15,433	$16,050	$16,050
Average interest rate on variable rate debt	LIBOR + 2.85%	LIBOR + 2.85%	LIBOR + 2.85%	LIBOR + 2.85%	LIBOR + 2.85%	LIBOR + 2.85%	LIBOR + 2.85%

_____________

FOOTNOTE:

(1)	The estimated fair value of our Summer Vista Loan was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2017, compared to LIBOR rates as of March 31, 2017, would result in fluctuation of interest expense on our variable rate debt of approximately $0.2 million for the year ended December 31, 2017. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest swap contracts, or the impact of any LIBOR floors or caps.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports we filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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

Internal Controls Over Financial Reporting

We have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the SEC for newly public companies. We expect to issue management’s first assessment regarding internal control over financial reporting for the year ending December 31, 2017 and to evaluate any changes in our internal controls over financial reporting in each quarterly and annual report thereafter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

The use of proceeds from our Primary Offering was as follows as of March 31, 2017:

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,750,000,000
Shares sold (3)	1,233,290

Aggregate amount sold (3)	$12,907,412
Payment of underwriting compensation (4)	(590,152)	$(590,152)	$—
Net offering proceeds to the issuer	12,317,260
Purchases of real estate and development costs	(5,337,803)	―	(5,337,803)
Payment of investment services fees and acquisition expenses	(559,493)	(483,389)	(76,104)
Distributions to stockholders (5)	(98,960)	(75,974)	(22,986)
Remaining proceeds from the Offering	$6,321,004

_____________

FOOTNOTES:

(1)

Represents direct or indirect payments to directors, officers, or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities of the issuer; and to affiliates of the issuer.

(1)

We are also offering, in any combination, up to $250 million of Class A, Class T and Class I shares pursuant to our Reinvestment Plan and reserve the right to reallocate shares of common stock between our Reinvestment Plan and our Primary Offering.

(1)

Excludes all shares issued as stock dividends, all shares issued pursuant to our Reinvestment Plan, $200,000 of unregistered shares issued to our Advisor in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act of 1933, as amended, and $251,250 of unregistered equity securities sold in our private placement.

(1)	Underwriting compensation includes selling commissions and fees paid to the Dealer Manager; all or a portion of which may be reallowed to participating broker-dealers.
(1)

Until such time as we have sufficient operating cash flows from our assets, we will pay cash distributions, debt service and/or operating expenses from net proceeds of our Offering.  The amounts presented above represent the net proceeds used for such purposes.

Item 3. Defaults Upon Senior Securities - None

Item 4. Mine Safety Disclosure – Not Applicable

Item 5. Other Information - None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of May 2017.

CNL HEALTHCARE PROPERTIES II, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Kevin R. Maddron
KEVIN R. MADDRON
Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement (Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 15, 2017 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2016 and incorporated herein by reference.)

4.1	Form of Subscription Agreement (Previously filed as Appendix B to the Company’s Prospectus filed April 26, 2017 and incorporated herein by reference.)

4.2	Distribution Reinvestment Plan (Previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2016 and incorporated herein by reference.)

4.3	Amended and Restated Redemption Plan (Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 17, 2017 and incorporated herein by reference.)

4.4

Statement regarding transfer restrictions, preferences, limitations and rights of holders of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (Previously filed as Exhibit 4.4 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-11 (File No. 333-206017), filed January 15, 2016 and incorporated herein by reference.)

10.1	Amendment No. 1 to the Advisory Agreement (Previously filed as Exhibit 1.01 to the Company’s Current Report on Form 8-K filed February 13, 2017 and incorporated herein by reference.)

10.2

First Amendment to Amended and Restated Expense Support and Restricted Stock Agreement (Previously filed as Exhibit 1.02 to the Company’s Current Report on Form 8-K filed February 13, 2017 and incorporated herein by reference.)

10.3

Second Amendment to Amended and Restated Expense Support and Restricted Stock Agreement dated March 31, 2017, by and between CNL Healthcare Properties II, Inc. and CHP II Advisors, LLC (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2017 and incorporated herein by reference.)

10.4

Asset Purchase Agreement between Summer Vista Assisted Living, LLC, Hardcourt Development No. 2, LLC and CHP II Partners, LP, dated February 16, 2017 (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2017 and incorporated herein by reference.)

10.5

First Amendment to Asset Purchase Agreement dated March 30, 2017, by and between Summer Vista Assisted Living, LLC, Hardcourt Development No. 2, LLC, and CHP II Summer Vista FL Owner, LLC (Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2017 and incorporated herein by reference.)

10.6

Management Services Agreement dated March 31, 2017, by and between SRI Management, LLC and CHP II Summer Vista FL Tenant, LLC (Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 4, 2017 and incorporated herein by reference.)

10.7

Loan Agreement dated March 31, 2017, by and between CHP II Summer Vista FL Owner, LLC and Synovus Bank (Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 4, 2017 and incorporated herein by reference.)

10.8

Promissory Note dated March 31, 2017, by and between CHP II Summer Vista FL Owner, LLC and Synovus Bank (Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 4, 2017 and incorporated herein by reference.)

Exhibit No.	Description
10.9

Assignment and Assumption of Asset Purchase Agreement dated March 30, 2017, by and between CHP II Partners, LP and CHP II Summer Vista FL Owner, LLC (Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 4, 2017 and incorporated herein by reference.)

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

101

The following materials from CNL Healthcare Properties II, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.