Form 10-Q
period 2017-06-30
CNL Healthcare Properties II, Inc.
filed 2017-08-09
CIK 1648383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s outstanding Class A, Class T and Class I common stock as of August 1, 2017 was 677,776 shares, 1,094,472 shares and 46,956 shares, respectively.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2017	2016
Real estate investment properties, net	$20,561,413	$—
Cash	9,470,131	5,977,241
Intangibles, net	1,157,856	―
Other assets	195,989	48,928
Restricted cash	55,363	383,000
Total assets	$31,440,752	$6,409,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage and notes payable	$16,165,779	$312,500
Accounts payable and accrued liabilities	480,412	23,263
Due to related parties	416,921	240,651
Other liabilities	64,839	―
Total liabilities	17,127,951	576,414

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; none issued or outstanding	―	―
Class A Common stock, $0.01 par value per share, 1,200,000,000 shares authorized; 657,011 and 325,119 shares issued and outstanding, respectively	6,570	3,251
Class T Common stock, $0.01 par value per share, 700,000,000 shares authorized; 908,537 and 308,587 shares issued and outstanding, respectively	9,085	3,086
Class I Common stock, $0.01 par value per share, 100,000,000 shares authorized; 44,456 and 8,454 shares issued and outstanding, respectively	445	85
Capital in excess of par value	15,585,087	6,226,141
Accumulated loss	(985,249)	(342,447)
Accumulated distributions	(303,137)	(57,361)
Total stockholders' equity	14,312,801	5,832,755
Total liabilities and stockholders' equity	$31,440,752	$6,409,169

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Revenues:
Resident fees and services	$1,071,441	$1,082,870
Total revenues	1,071,441	1,082,870

Operating expenses:
Property operating expenses	600,739	609,425
General and administrative expenses	251,250	485,788
Property management fees	71,872	71,872
Depreciation and amortization	322,768	322,768
Total operating expenses	1,246,629	1,489,853

Operating loss	(175,188)	(406,983)

Other expense:
Interest expense and loan cost amortization	186,868	206,194
Total other expense	186,868	206,194
Loss before income taxes	(362,056)	(613,177)
Income tax expense	(29,625)	(29,625)
Net loss	$(391,681)	$(642,802)

Class A common stock:
Net loss attributable to Class A stockholders	$(142,841)	$(238,160)
Net loss per share of Class A common stock outstanding (basic and diluted)	$(0.28)	$(0.54)
Weighted average number of Class A common shares outstanding (basic and diluted)	511,904	441,870
Distributions declared per Class A common share	$0.1440	$0.2490

Class T common stock:
Net loss attributable to Class T stockholders	$(240,368)	$(393,523)
Net loss per share of Class T common stock outstanding (basic and diluted)	$(0.28)	$(0.54)
Weighted average number of Class T common shares outstanding (basic and diluted)	861,410	730,122
Distributions declared per Class T common share	$0.1168	$0.1918

Class I common stock:
Net loss attributable to Class I stockholders	$(8,472)	$(11,119)
Net loss per share of Class I common stock outstanding (basic and diluted)	$(0.28)	$(0.54)
Weighted average number of Class I common shares outstanding (basic and diluted)	30,362	20,630
Distributions declared per Class I common share	$0.1337	$0.2387

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Common Stock
			Class A		Class T		Class I		Capital in			Total
	Number	Par	Number	Par	Number	Par	Number	Par	Excess of	Accumulated	Accumulated	Stockholders’
	of Shares	Value	of Shares	Value	of Shares	Value	of Shares	Value	Par Value	Loss	Distributions	Equity
Balance at December 31, 2016	―	$—	325,119	$3,251	308,587	$3,086	8,454	$85	$6,226,141	$(342,447)	$(57,361)	$5,832,755
Subscriptions received for common stock, including distribution reinvestments	—	—	328,484	3,285	594,682	5,946	35,872	359	10,185,732	—	—	10,195,322
Stock dividends issued	—	—	3,408	34	5,268	53	130	1	(88)	—	—	—
Stock issuance and offering costs	—	—	—	—	—	—	—	—	(826,698)	—	—	(826,698)
Net loss	—	—	—	—	—	—	—	—	—	(642,802)	—	(642,802)
Cash distributions declared	—	—	—	—	—	—	—	—	—	―	(245,776)	(245,776)
Balance at June 30, 2017	—	$—	657,011	$6,570	908,537	$9,085	44,456	$445	$15,585,087	$(985,249)	$(303,137)	$14,312,801

Balance at December 31, 2015	20,000	$200	—	$—	—	$—	—	$—	$199,800	$—	$—	$200,000
Conversion of initial common stock shares	(20,000)	(200)	20,000	200	—	—	—	—	—	—	—	—
Balance at June 30, 2016	—	$—	20,000	$200	—	$—	—	$—	$199,800	$—	$—	$200,000

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended
June 30, 2017
Operating activities:
Net cash flows used in operating activities	$(121,090)

Investing activities:
Acquisition of property	(21,847,988)
Capital expenditures	(17,000)
Net cash used in investing activities	(21,864,988)

Financing activities:
Subscriptions received for common stock through primary offering	10,091,137
Payment of underwriting compensation	(641,509)
Payment of cash distributions, net of distribution reinvestments	(141,591)
Proceeds from mortgage and notes payable	16,050,000
Payment of loan costs	(206,706)
Net cash flows provided by financing activities	25,151,331

Net increase in cash and restricted cash	3,165,253
Cash and restricted cash at beginning of period	6,360,241
Cash and restricted cash at end of period	$9,525,494

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Acquisition fees and expenses related to asset acquisition	$6,131
Loan costs	$1,328
Selling commissions and Dealer Manager fees	$12,418
Annual distribution and stockholder servicing fee	$339,877
Assumption of liabilities on acquisition of property	$170,918

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

1.	Organization

CNL Healthcare Properties II, Inc. is a Maryland corporation organized on July 10, 2015 that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the year ending December 31, 2017 or the year in which the Company commences material operations.  The Company is sponsored by CNL Financial Group, LLC (“Sponsor” or “CNL”) and was formed primarily to acquire and manage a diversified portfolio of healthcare real estate and real estate-related assets it believes will generate a steady current return and provide long-term value to its stockholders.  It intends to focus on investing, primarily in the United States, within the seniors housing, medical office, acute care and post-acute care sectors, as well as other types of real estate and real estate-related securities and loans.

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

The Company generally expects to lease its seniors housing properties to single member limited liability companies wholly-owned by TRS Holdings and engage independent third-party managers under management agreements to operate the properties as permitted under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, the Company may also lease its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, acute care and post-acute care properties will generally be leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, the Company expects most investments will be wholly-owned, although, it may invest through partnerships with other entities where the Company believes it is appropriate and beneficial.  The Company expects to invest in a combination of stabilized assets, new property developments and properties which have not reached full stabilization.  Finally, the Company may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types.  The Company would generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property.  In exchange, the owner generally grants the Company a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the quarter and six months ended June 30, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017.  Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and its other subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.  The Company’s operations commenced on July 11, 2016, when aggregate subscription proceeds in excess of the minimum offering amount were released from escrow.  As a result, there are no comparative statements of operations or cash flows for the quarter and six months ended June 30, 2017.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Depreciation and Amortization — Real estate costs related to the acquisition and improvement of properties are capitalized.  Repair and maintenance costs are charged to expense as incurred and significant costs incurred for replacements and improvements are capitalized.  Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life.  Real estate assets are stated at cost less accumulated depreciation, which is computed using the straight-line method of accounting over the estimated useful lives of the related assets.  Buildings and improvements are depreciated on the straight-line method over their estimated useful lives, which generally are limited to 39 and 15 years, respectively, or the remaining life of the ground lease.  Furniture, fixtures and equipment are depreciated on the straight-line method over their estimated useful lives, which generally range between three and five years.

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

Revenue Recognition — Resident fees and services are recorded in the period in which the services are performed and generally consist of (1) monthly rent, which covers occupancy of the residents’ unit as well as basic services, such as utilities, meals and certain housekeeping services, and (2) service level charges, such as assisted living care, memory care and ancillary services.  Resident agreements are generally short-term in nature, billed monthly in advance and cancelable by the residents with a 30-day notice.  Resident agreements may require the payment of upfront fees prior to moving into the community with any non-refundable portion of such fees being recorded as deferred revenue and amortized over the estimated resident stay.

Shares Based Payments to Non-Employees — In connection with an expense support arrangement described in Note 6. “Related Party Arrangements,” the Company may issue forfeitable restricted Class A shares of common stock (“Restricted Stock”) to the Advisor on an annual basis in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

Adopted Accounting Pronouncements — In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  The ASU further clarified how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied retrospectively for each period presented.  Subsequently, in November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which modifies the presentation of the statement of cash flows and requires reconciliation to the overall change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.   As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents.   The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied retrospectively for each period presented.  The Company early adopted both ASU 2016-15 and ASU 2016-18 on January 1, 2017; the adoption of which impacts the Company’s presentation of its statement of cash flows for all periods presented, but will not have an impact on the Company’s condensed consolidated balance sheets or condensed consolidated statements of operations.

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

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606).  The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts).  The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted. In addition, in December 2016, the FASB issued ASU 2016-20, which provides technical corrections and improvements to ASC 606 based on questions that stakeholders have raised while working through the implementation.  ASC 606 can be adopted using one of two retrospective transition methods: (i) retrospectively to each prior reporting period presented or (ii) as a cumulative-effect adjustment as of the date of adoption. The Company continues to execute on its implementation plan for ASC 606 and its assessment of the impact that adoption will have on the Company’s condensed consolidated financial statements; specifically, as it relates to different revenue streams within a given contract and the impact adoption of ASC 606 will have on the Company’s financial statement disclosures.  The Company expects to use the modified retrospective approach as its transition method.  The Company does not expect the adoption of this ASU to have a material impact (if any) on the amounts and timing of its revenue recognition.

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

During the six months ended June 30, 2017, the Company acquired Summer Vista Assisted Living (“Summer Vista”), a seniors housing community in Pensacola, Florida, for a purchase price of approximately $21.4 million.  In connection therewith, the Company incurred approximately $0.6 million of acquisition fees and expenses, which have been capitalized as a component of the cost of the assets acquired and allocated on a relative fair value basis.

The seniors housing community features 89 residential units and is operated under a RIDEA structure pursuant to a newly negotiated five-year property management agreement with SRI Management, LLC (“Superior Residences”), the property’s existing third-party property manager who has managed the property since it opened in February 2016.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

3.	Real Estate Acquisitions (continued)

The following summarizes the purchase price allocation for Summer Vista, and the related assets acquired and liabilities assumed in connection with the acquisition:

Land and land improvements	$2,269,406
Buildings and building improvements	17,611,786
Furniture, fixtures and equipment	857,338
In-place lease intangibles (1)	1,286,507
Liabilities assumed	(170,918)
Total purchase price consideration	$21,854,119

FOOTNOTE:

(1)	At the acquisition date, the weighted-average amortization period on the acquired in-place lease intangibles was approximately 2.5 years and is based on the expected unit turnover.
4.	Real Estate Investment Properties, net

The gross carrying amount and accumulated depreciation of the Company’s real estate investment properties as of June 30, 2017 are as follows:

June 30,
2017
Land and land improvements	$2,285,824
Building and building improvements	17,611,786
Furniture, fixtures and equipment	857,920
Less: accumulated depreciation	(194,117)
Real estate investment properties, net	$20,561,413

Depreciation expense on the Company’s real estate investment properties, net was approximately $0.2 million for both the quarter and six months ended June 30, 2017.

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangibles as of June 30, 2017 are as follows:

June 30,
2017
In-place lease intangibles	$1,286,507
Less: accumulated amortization	(128,651)
Intangibles, net	$1,157,856

Amortization on the Company’s intangibles was approximately $0.1 million for both the quarter and six months ended June 30, 2017, all of which was included in depreciation and amortization in the accompanying condensed consolidated statements of operations.  The weighted average remaining useful life of the Company’s intangibles was 2.3 years as of June 30, 2017.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

5.	Intangibles, net (continued)

The estimated future amortization on the Company’s intangibles for the remainder of 2017, each of the next four years and thereafter, in the aggregate, as of June 30, 2017 is as follows:

2017	$257,301
2018	514,603
2019	385,952
2020	―
2021	―
Thereafter	―
$1,157,856

6.	Related Party Arrangements

The Company is externally advised and has no direct employees. All of the Company’s executive officers are executive officers, or on the board, of managers of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the Dealer Manager of the Offering and a wholly owned subsidiary of CNL. In connection with services provided to the Company, affiliates are entitled to the following fees:

Dealer Manager — From the commencement of our Offering through March 19, 2017, the Dealer Manager received a selling commission of up to 7% of the sale price for each Class A share and 2% of the sale price for each Class T share sold in the Primary Offering, all or a portion of which was reallowed to participating broker dealers.  In addition, the Dealer Manager received a dealer manager fee in an amount equal to 2.75% of the price of each Class A share or Class T share sold in the Primary Offering, all or a portion of which was reallowed to participating broker dealers.  In March 2017, the Company entered into an amended and restated dealer manager agreement, which reduces the maximum combined sales commissions, dealer manager fees and ongoing annual distribution and stockholder servicing fees payable to the Dealer Manager and participating broker-dealers from 9.75% to 8.5% of the gross proceeds for each share class of common stock sold in the Primary Offering.  Effective March 20, 2017 and subsequently, the Dealer Manager will receive a combined selling commission and dealer manager fee of up to 8.5% of the sale price for each Class A share and up to 4.5% of the sale price for each Class T share sold in the Primary Offering, all or a portion of which may be reallowed to participating broker dealers.  In addition, effective March 20, 2017, for Class T shares sold in the Primary Offering, the Dealer Manager may elect the respective amounts of the commission and dealer manager fee, provided that the selling commission shall not exceed 3.0% of the gross proceeds from the completed sale of such Class T shares.  Effective March 20, 2017, the Company and the Dealer Manager also agreed that the Company will cease paying the annual distribution and stockholder servicing fee of 1.00% and 0.50%, respectively (described further below), if the total underwriting compensation, comprised of the dealer manager fees, selling commissions, and annual distribution and stockholder servicing fees, payable to broker-dealers in connection with the sale of Class T and Class I shares in the Primary Offering exceeds 8.5% of the gross offering price of such Class T or Class I shares, respectively.  Prior to March 20, 2017, the 8.5% cap was set as 9.75%.  Separately, the Company’s stockholders approved an amendment to the Company’s charter to adjust the conversion feature of Class T and Class I shares to match this new 8.5% cap.  To the extent stockholders that purchased Class A shares on the terms in effect prior to March 20, 2017 would have paid lower selling commissions and/or dealer manager fees on the terms in effect subsequently, the Advisor, or one of its affiliates, issued them a refund in March 2017.  To the extent participating broker-dealers that sold Class T or Class I shares on the terms in effect prior to March 20, 2017 were entitled to greater ongoing annual distribution and stockholder servicing fees with respect to such sales compared to sales made on the terms in effect subsequently, the Advisor paid this liability on behalf of the Company.  As a result of the overall reduction in underwriting compensation, the Company recorded an approximate $0.1 million reduction in its liability related to annual distribution and stockholder servicing fees for Class T and Class I shares sold through March 19, 2017.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

6.	Related Party Arrangements (continued)

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

6.	Related Party Arrangements (continued)

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

For the quarter and six months ended June 30, 2017, the Company paid cash distributions of approximately $39,000 and $68,000, respectively, and issued stock dividends of approximately 900 shares and 2,400 shares, respectively, to the Advisor.

Pursuant to an expense support arrangement, the Advisor has agreed to accept payment in Restricted Stock in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets (“Expense Support Agreement”).  Under the terms of the Expense Support Agreement, for each quarter within a calendar expense support year, the Company will record a proportional estimate of the cumulative year-to-date period based on an estimate of the annual expense support expected for the calendar expense support year.  In exchange for services rendered and in consideration of the expense support provided under this arrangement, the Company shall issue, following each determination date, a number of shares of Restricted Stock equal to the quotient of the expense support amount provided by the Advisor for the preceding year divided by the board of directors’ most recent determination of net asset value per share of the Class A common shares, if the board has made such a determination, or otherwise the most recent public offering price per Class A common share, on the terms and conditions and subject to the restrictions set forth in the Expense Support Agreement.  The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive a Priority Return on their Invested Capital (as such terms are defined in the Company’s prospectus), excluding for the purposes of calculating this threshold any shares of Restricted Stock owned by the Advisor.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

6.	Related Party Arrangements (continued)

The following fees for services rendered are expected to be settled in the form of Restricted Stock pursuant to the Expense Support Agreement for the quarter and six months ended June 30, 2017 and cumulatively as of June 30, 2017:

	Quarter Ended	Six Months Ended	As of
	June 30,	June 30,	June 30,
	2017	2017	2017
Fees for services rendered:
Asset management fees	$42,800	$43,260	$43,260
Advisor personnel expenses (1)	122,135	224,399	224,399
Total fees for services rendered	$164,935	$267,659	$267,659
Then-current public offering price	$10.93	$10.93	$10.93
Restricted Stock shares (2)	15,090	24,488	24,488

FOOTNOTES:

(1)

Amounts consist of personnel and related overhead costs of the Advisor or its affiliates (which, in general, are those expenses relating to the Company’s administration on an on-going basis) that are reimbursable by the Company.

(2)

Represents Restricted Stock shares expected to be issued to the Advisor as of June 30, 2017 pursuant to the Expense Support Agreement.  No fair value was assigned to the Restricted Stock shares as the shares are expected to be valued at zero upon issuance, which represents the lowest possible value estimated at vesting.  In addition, the Restricted Stock shares will be treated as unissued for financial reporting purposes until the vesting criteria are met.

The fees payable to the Dealer Manager for the quarter and six months ended June 30, 2017, and related amounts unpaid as of June 30, 2017 are as follows:

	Quarter Ended	Six Months Ended	Unpaid amounts as of (1)
	June 30,	June 30,	June 30,	December 31,
	2017	2017	2017	2016
Selling commissions (2)	$150,493	$343,369	$4,260	$6,550
Dealer Manager fees (2)	76,915	260,651	8,158	5,823
Distribution and stockholder servicing fees (2)	47,882	222,678	339,877	154,733
	$275,290	$826,698	$352,295	$167,106

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

6.	Related Party Arrangements (continued)

The fees and expenses incurred by and reimbursable to the Company’s related parties for the quarter and six months ended June 30, 2017, and related amounts unpaid as of June 30, 2017 are as follows:

	Quarter Ended	Six Months Ended	Unpaid amounts as of (1)
	June 30,	June 30,	June 30,	December 31,
	2017	2017	2017	2016
Reimbursable expenses:
Operating expenses (3)	$240,883	$431,409	$64,626	73,545
Acquisition fees and expenses	20,000	21,889	―	―
	$260,883	$453,298	$64,626	$73,545
Investment Service Fees (4)	―	481,500	―	―
Asset Management Fees (5)	42,800	43,260	―	―
	$303,683	$978,058	$64,626	$73,545

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity.
(3)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets. For the quarter and six months ended June 30, 2017, approximately $0.1 million and $0.2 million, respectively, of personnel expenses of affiliates of the Advisor are expected to be settled in accordance with the terms of the Expense Support Agreement.

(4)

For the six months ended June 30, 2017, the Company incurred approximately $0.5 million in investment services fees of which approximately $0.5 million was capitalized and included in real estate investment properties, net in the accompanying condensed consolidated balance sheets. No such fees were incurred for the quarter ended June 30, 2017.

(5)

For the quarter and six months ended June 30, 2017, the Company incurred approximately $42,800 and $43,300, respectively, in asset management fees, all of which are expected to be settled in accordance with the terms of the Expense Support Agreement.

7.	Indebtedness

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

7.	Indebtedness (continued)

The following table provides details of the Company’s indebtedness as of June 30, 2017:

	June 30,	December 31,
	2017	2016
Mortgage and notes payable:
Mortgage loan (1)	$16,050,000	$—
Notes payable	312,500	312,500
Mortgage and notes payable	16,362,500	312,500
Loan costs, net	(196,721)	―
Total mortgage and notes payable, net	$16,165,779	$312,500

FOOTNOTE:

(1)	As of June 30, 2017, the Company’s mortgage loan is collateralized by the Summer Vista property.

The fair market value of the mortgage and notes payable was approximately $16.4 million as of June 30, 2017, which is based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values is categorized as Level 3 on the three-level valuation hierarchy.

The following is a schedule of future principal payments and maturity for the Company’s indebtedness for the remainder of 2017, each of the next four years and thereafter, in the aggregate, as of June 30, 2017:

2017	$—
2018	32,036
2019	199,072
2020	211,350
2021	224,386
Thereafter	15,695,656
$16,362,500

8.	Equity

Subscription Proceeds — As of June 30, 2017, the Company had received aggregate subscription proceeds of approximately $16.8 million (1.6 million shares), which includes $200,000 (20,000 shares) of subscription proceeds received from the Advisor prior to the commencement of the Offering, approximately $251,250 (25,125 shares) of subscription proceeds received in connection with a private placement made in 2016 and approximately $108,000 (10,800 shares) of subscription proceeds pursuant to the Reinvestment Plan.

Distributions —For the six months ended June 30, 2017, the Company declared and paid cash distributions of approximately $245,800, which were net of class-specific expenses.  In addition, the Company declared and issued stock dividends of approximately 8,800 shares of common stock during the six months ended June 30, 2017.

For the six months ended June 30, 2017, 100% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.  No amounts distributed to stockholders for the six months ended June 30, 2017 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement.  The distribution of new common shares to recipients is non-taxable.

In June 2017, the Company’s board of directors declared a monthly cash distribution of $0.0480, less class-specific expenses, and a monthly stock dividend of 0.00100625 shares on each outstanding share of common stock on July 1, 2017, August 1, 2017 and September 1, 2017.  These distributions and dividends are to be paid and distributed by September 30, 2017.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

9.	Income Taxes

As of June 30, 2017, the Company recorded current deferred tax assets and net current tax expense related to deferred income at its TRS.  The components of the income tax expense as of the June 30, 2017 are as follows:

June 30,
2017
Current:
Federal	$(31,000)
State	(4,500)
Total current expense	$(35,500)
Deferred:
Federal	$5,075
State	800
Total deferred benefit	5,875
Income tax expense	$(29,625)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of June 30, 2017 are as follows:

Carryforwards of net operating loss	$—
Prepaid rent	5,855
Valuation allowance	―
Net deferred tax assets	$5,855

A reconciliation of the income tax expense computed at the statutory federal tax rate on income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	June 30, 2017		June 30, 2017
Tax benefit computed at federal statutory rate	$126,700	35.0%	$214,600	35.0%
Impact of REIT election	(152,625)	(42.2)%	(240,525)	(39.2)%
State income tax expense	(3,700)	(1.0)%	(3,700)	(0.6)%
Income tax expense	$(29,625)	(8.2)%	$(29,625)	(4.8)%

The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.  The tax year 2016 remains subject to examination by taxing authorities.

10.	Commitments and Contingencies

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

Refer to Note 6. “Related Party Arrangements” for information on contingent Restricted Stock shares due to the Company’s Advisor in connection with the Expense Support Agreement.

11.	Subsequent Events

During the period from July 1, 2017 through August 1, 2017, the Company received additional subscription proceeds of approximately $2.2 million (0.2 million shares).

Item 2.	Management’s Discussion and Analysis of Financial Condition of Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter and six months ended June 30, 2017 (“Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of June 30, 2017 (unaudited) and December 31, 2016.  Amounts as of December 31, 2016, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date.  This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes thereto and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of August 1, 2017, we owned one seniors housing community in Pensacola, Florida that was acquired in March 2017 for a purchase price of approximately $21.4 million.  The property is comprised of 89 residential units (67 assisted living and 22 memory care units) and operated under a RIDEA structure by Superior Residences, a third-party property manager, who operated the property previously for the seller under a similar structure since it opened in February 2016.

Management reviews certain operating and other statistical measures of the underlying property such as occupancy levels and revenue per occupied unit (“RevPOU”), which we define as total revenue before charges for ancillary and care services offered at the community divided by average number of occupied units.  As of June 30, 2017, 100% of the resident units were occupied at Summer Vista.  The average monthly RevPOU for the quarter ended June 30, 2017 was $3,845 for assisted living units and $4,014 for memory care units.  As of June 30, 2017, there were 40 residents on a waitlist indicating interest for units as they become available.  We believe the aforementioned operating and statistical measures assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our healthcare portfolio, and to review compliance with leases, debt, licensure, etc.

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

The number of properties and other permitted investments we may acquire or make will depend on the number of shares sold through our Offering and the resulting net proceeds available for investment.  If the number of shares sold is substantially less than the maximum amount of the Offering, we would likely make a limited number of investments resulting in our healthcare real estate portfolio being less diversified in terms of the type, number and amount of investments.  If our healthcare real estate portfolio is concentrated in a small number of investments, the value of an investment in us will fluctuate with the performance of the specific assets we acquire and, therefore, expose our stockholders to increased risk.  In addition, many of our operating expenses as a public company are fixed regardless of the number of investments in our healthcare real estate portfolio.  Therefore, an inability to raise substantial funds in our Offering or otherwise would increase our fixed operating expenses as a percentage of gross income and, in turn, reduce the amount of proceeds available for distribution to our stockholders.

We intend to strategically leverage our real estate assets and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio.  Our ability to increase our diversification through borrowings could be adversely affected by credit market conditions, which could result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.  We may also be negatively impacted by rising interest rates on any unhedged variable rate debt or the timing of when we seek to refinance existing debt.  During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.  Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  As of June 30, 2017, our debt leverage ratio was approximately 51.4% of the aggregate carrying value of our assets.

Since the commencement of our Offering and as of June 30, 2017, our net investment value per share for Class A, Class T and Class I shares continues to be $10.00 per share, which is based on the “amount available for investment/net investment amount” percentage shown in the Estimated Use of Proceeds section of our prospectus.

Sources of Liquidity and Capital Resources

Common Stock Subscriptions

For the six months ended June 30, 2017, we received aggregate subscription proceeds of approximately $10.1 million (0.9 million shares), and approximately $104,000 (10,400 shares) of subscription proceeds received pursuant to our Reinvestment Plan.

During the period from July 1, 2017 through August 1, 2017, we received additional subscription proceeds of approximately $2.2 million (0.2 million shares).  We expect to continue to raise capital under our Offering.

Indebtedness

In August 2016, in connection with our private placement, we issued promissory notes to each of 125 separate investors for a total principal amount of $0.3 million (each a “Note” and collectively, “Notes”).  We owe interest on the Notes of approximately $70,000 per annum, which is payable semi-annually in arrears. The Notes mature on June 30, 2046.  Some or all of the Notes may be prepaid at any time, in whole or in part, provided that (i) such prepayment include all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs prior to the second anniversary of the issue date of the Note, the operating partnership will pay on the date of such prepayment a one-time premium equal to approximately $31,000.  In connection with the issuance of the Notes, the Company placed approximately $0.4 million into a third-party escrow account to be held to repay the principal of the Notes and two semi-annual interest payments until such time as we raised at least $10 million in gross proceeds in our Offering, which occurred during the six months ended June 30, 2017 and approximately $0.4 million was released from escrow to us.

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

Expense Support Agreement

During the six months ended June 30, 2017, our cash flows from operating activities was positively impacted by the Expense Support Agreement with our Advisor pursuant to which our Advisor has agreed to accept payment in Restricted Stock in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets (as defined in the Expense Support Agreement).  For the six months ended June 30, 2017, we expect that approximately $0.3 million of asset management fees and Advisor personnel expenses will be settled in the form of Restricted Stock pursuant to the Expense Support Agreement.  Any amounts settled, and for which Restricted Stock shares will be issued, pursuant to the Expense Support Agreement are permanently settled and we have no further obligation to pay such amounts to our Advisor.

Refer to Note 6. “Related Party Arrangements” in Item 1. “Financial Statements” for additional information.

Uses of Liquidity and Capital Resources

Real Estate Acquisition

During the six months ended June 30, 2017, we acquired Summer Vista, which represents our first acquisition of property, and paid total purchase price consideration of approximately $21.8 million.  We expect to continue to expand our healthcare investment portfolio through additional acquisitions as we raise additional capital from our Offering.

Underwriting Compensation

For the six months ended June 30, 2017, we paid approximately $0.6 million in underwriting compensation.  Under the terms of the Primary Offering, our Dealer Manager is entitled to receive selling commissions, dealer manager fees and/or annual distribution and stockholder servicing fees, which are based on the respective share class of our common stock sold, all or a portion of which may be reallowed to participating broker dealers.

In March 2017, we entered into an amended and restated dealer manager agreement, which reduces the maximum combined sales commissions, dealer manager fees and ongoing annual distribution and stockholder servicing fees payable to the Dealer Manager and participating broker-dealers from 9.75% to 8.5% of the gross proceeds for each share class of common stock sold in the Primary Offering.  The aforementioned reduction to underwriting compensation will result in a lower amount of commissions and fees being paid to the Dealer Manager in future periods and will further provide for increased net proceeds from our Primary Offering to be available for investment.

Net Cash Used in Operating Activities

For the six months ended June 30, 2017, we used approximately $0.1 million of net cash in operating activities, primarily to pay general and administrative expenses for the period.  We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income (“NOI”) from our properties, however until such time as we acquire additional properties and generate sufficient NOI from our investments, we expect to continue to fund such amounts with proceeds from our Offering and/or borrowings.

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities.  We expect to have little, if any, cash flows from operations available for distribution until we make substantial investments.  There may be a delay between the sale of our common stock and the purchase of properties or other investments, which could result in a delay in our ability to generate cash flows to cover distributions to our stockholders.  Therefore, we may determine to pay some or all of our cash distributions from sources other than cash flows from operations, such as from cash flows provided by financing activities, a component of which may include the proceeds of our Offering and/or borrowings, whether collateralized by our assets or unsecured.  We have not established any limit on the extent to which we may use borrowings or proceeds of our Offering to pay distributions, and there is no assurance we will be able to sustain distributions at any level.

The following table details our cash distributions per share and our total cash distributions paid, including distribution reinvestments, for the quarter and six months ended June 30, 2017:

	Cash Distributions per Share (1)			Cash Distributions Paid (2)			Cash Flows Provided by (Used in) Operating Activities (3)
Periods	Class A Share	Class T Share	Class I Share	Cash Distributions Declared	Distribution Reinvestments	Cash Distributions net of Distribution Reinvestments
2017 Quarters
First	$0.1050	$0.0750	$0.1050	$73,202	$28,260	$44,942	$(154,202)
Second	0.1440	0.1168	0.1337	172,574	75,925	96,649	33,112
Year	$0.2490	$0.1918	$0.2387	$245,776	$104,185	$141,591	$(121,090)

____________

FOOTNOTES:

(1)	Our board of directors authorized monthly cash distributions on the outstanding shares of all classes of our common stock, beginning in August 2016 and continuing each month through June 2017.
(2)	Represents cash distributions declared, the amount of distributions reinvested in additional shares through our Reinvestment Plan and the amount of proceeds used to fund cash distributions.
(3)

For the six months ended June 30, 2017, our net loss was approximately $0.6 million while cash distributions and stock dividends declared and issued were approximately $245,800 and 8,800 shares, respectively.  For the six months ended June 30, 2017, 13% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 87% were considered to be funded with proceeds from our Offering. For the six months ended June 30, 2017, 100% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.

In June 2017, the Company’s board of directors declared a monthly cash distribution of $0.0480, less class-specific expenses, and a monthly stock dividend of 0.00100625 shares on each outstanding share of common stock on July 1, 2017, August 1, 2017 and September 1, 2017.  These distributions and dividends are to be paid and distributed by September 30, 2017.

Results of Operations

From the time of our formation on July 10, 2015 (inception) through July 10, 2016, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock.  Operations commenced on July 11, 2016, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow.  As a result, there are no comparative financial statements for the quarter and six months ended June 30, 2017.

The following is a discussion of our results of operations for the quarter and six months ended June 30, 2017:

•

Resident fees and services, property operating expenses, and property management fees for the quarter and six months ended June 30, 2017 were related entirely to our Summer Vista property, which was acquired on March 31, 2017.

•

General and administrative expenses for the quarter and six months ended June 30, 2017 were approximately $0.3 million and $0.7 million, respectively, and were comprised primarily of directors’ and officers’ insurance, accounting and legal fees, Advisor personnel expenses and board of director fees; however these Advisor personnel expenses are expected to be settled in the form of Restricted Stock pursuant to the Expense Support Agreement and as such our general and administrative expenses were reduced by approximately $0.1 million and $0.2 million for the quarter and six months ended June 30, 2017, respectively.

•

Interest expense and loan cost amortization were approximately $0.2 million for both the quarter and six months ended June 30, 2017 and relate to our Summer Vista Loan as well as the Notes issued in connection with our private placement.

•

We incurred asset management fees payable to our Advisor for the quarter and six months ended June 30, 2017 of approximately $42,800 and $43,300, respectively.  These asset management fees are expected to be settled in the form of Restricted Stock pursuant to the Expense Support Agreement and as such no asset management fees were recognized for both the quarter and six months ended June 30, 2017.  Monthly asset management fees equal to 0.0667% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.

•

Depreciation and amortization expenses were approximately $0.3 million for both the quarter and six months ended June 30, 2017.  Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.

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

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from net operating income (“NOI”).  We define NOI, a non-GAAP measure, as resident fees and services less property operating expenses and property management fees.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  From the time of our formation on July 10, 2015 (inception) through July 10, 2016, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock.  Operations commenced on July 11, 2016, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow.  As a result, there are no comparative results of operations for the quarter and six months ended June 30, 2017. The chart below illustrates our net losses, and NOI for the quarter and six months ended June 30, 2017:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2017	2017
Net loss	$(391,681)	$(642,802)
Adjusted to exclude:
General and administrative expenses	251,250	485,788
Depreciation and amortization	322,768	322,768
Other expenses, net of other income	186,868	206,194
Income tax expense	29,625	29,625
NOI	$398,830	$401,573

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and six months ended June 30, 2017:

	Quarter Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Net loss	$(391,681)	$(642,802)
Adjustments to reconcile net loss to FFO
Depreciation and amortization	322,768	322,768
Total FFO	(68,913)	(320,034)
Adjustments to reconcile FFO to MFFO	―	―
Total MFFO	$(68,913)	$(320,034)

Class A common stock:
Weighted average number of Class A common shares outstanding (1)	511,904	441,870
Net loss per share of Class A common stock outstanding (basic and diluted)	$(0.28)	$(0.54)
FFO per share of Class A common stock outstanding (basic and diluted)	$(0.05)	$(0.27)
MFFO per share of Class A common stock outstanding (basic and diluted)	$(0.05)	$(0.27)

Class T common stock:
Weighted average number of Class T common shares outstanding (1)	861,410	730,122
Net loss per share of Class T common stock outstanding (basic and diluted)	$(0.28)	$(0.54)
FFO per share of Class T common stock outstanding (basic and diluted)	$(0.05)	$(0.27)
MFFO per share of Class T common stock outstanding (basic and diluted)	$(0.05)	$(0.27)

Class I common stock:
Weighted average number of Class I common shares outstanding (1)	30,362	20,630
Net loss per share of Class I common stock outstanding (basic and diluted)	$(0.28)	$(0.54)
FFO per share of Class I common stock outstanding (basic and diluted)	$(0.05)	$(0.27)
MFFO per share of Class I common stock outstanding (basic and diluted)	$(0.05)	$(0.27)

________________

FOOTNOTE:

(1)

For the purposes of determining the weighted average number of shares of common stock outstanding, stock dividends are treated as if such shares were outstanding as of July 11, 2016 (the date we commenced operations).

Related Party Transactions

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, selling commissions, dealer manager fees, asset management fees and reimbursement of operating costs. See Item 1. “Financial Statements” – Note 6 “Related Party Arrangements” in the accompanying condensed consolidated financial statements for additional information.

As of June 30, 2017, our Advisor has incurred aggregate other organizational and offering expenses of approximately $5.8 million in connection with our formation, without reimbursement by us.  These expenses include, but are not limited to, SEC registration fees, FINRA filing fees, printing and mailing expenses, blue sky fees and expenses, legal fees and expenses, accounting fees and expenses, advertising and sales literature, transfer agent fees, due diligence expenses, personnel costs associated with processing investor subscriptions, escrow fees and other administrative expenses of the Offering.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations

The following table presents our contractual obligations by payment period as of June 30, 2017:

	Payments Due by Period
	2017	2018-2019	2020-2021	Thereafter	Total
Mortgage and notes payable (principal and interest)	$368,396	$1,694,774	$1,870,503	$17,657,245	$21,590,918
	$368,396	$1,694,774	$1,870,503	$17,657,245	$21,590,918

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

We expect to hold our fixed-rate note obligations to maturity (or prepayment) and the amounts due under such instruments would be limited to the outstanding principal balance, any accrued and unpaid interest and any prepayment premiums. Accordingly, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate note obligations, would have a significant impact on our operations.  The fair market value of the Notes was approximately $0.3 million as of June 30, 2017, which was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

The following is a schedule as of June 30, 2017 of our variable rate debt maturities for the remainder of 2017 and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value (1)
Variable rate debt	$—	$32	$199	$211	$224	$15,384	$16,050	$16,048
Average interest rate on variable rate debt	LIBOR + 2.85%	LIBOR + 2.85%	LIBOR + 2.85%	LIBOR + 2.85%	LIBOR + 2.85%	LIBOR + 2.85%	LIBOR + 2.85%

_____________

FOOTNOTE:

(1)	The estimated fair value of our Summer Vista Loan was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2017, compared to LIBOR rates as of June 30, 2017, would result in fluctuation of interest expense on our variable rate debt of approximately $0.2 million for the year ended December 31, 2017. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest swap contracts, or the impact of any LIBOR floors or caps.

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

PART II.OTHER INFORMATION

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

The use of proceeds from our Primary Offering was as follows as of June 30, 2017:

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,750,000,000
Shares sold (3)	1,542,104

Aggregate amount sold (3)	$16,223,236
Payment of underwriting compensation (4)	(828,533)	$(828,533)	$—
Net offering proceeds to the issuer	15,394,703
Purchases of real estate and development costs	(5,379,657)	—	(5,379,657)
Payment of investment services fees and acquisition expenses	(625,037)	(503,389)	(121,648)
Payment of capital expenditures	(17,000)	—	(17,000)
Distributions to stockholders (5)	(162,496)	(115,442)	(47,054)
Remaining proceeds from the Offering	$9,210,513

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of August 2017.

CNL HEALTHCARE PROPERTIES II, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Kevin R. Maddron
KEVIN R. MADDRON
Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties II, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.