Form 10-Q
period 2017-09-30
CNL Healthcare Properties II, Inc.
filed 2017-11-08
CIK 1648383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s outstanding Class A, Class T and Class I common stock as of November 1, 2017 was 717,435 shares, 1,640,300 shares and 106,380 shares, respectively.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2017	2016
Real estate investment properties, net	$20,407,427	$ ―
Cash	15,467,018	5,977,241
Intangibles, net	1,029,205	―
Other assets	217,443	48,928
Restricted cash	119,478	383,000
Total assets	$37,240,571	$6,409,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage and notes payable	$16,176,403	$312,500
Accounts payable and accrued liabilities	606,502	23,263
Due to related parties	640,447	240,651
Other liabilities	112,965	―
Total liabilities	17,536,317	576,414

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; none issued or outstanding	―	―
Class A Common stock, $0.01 par value per share, 1,200,000,000 shares authorized; 708,626 and 325,119 shares issued and outstanding, respectively	7,087	3,251
Class T Common stock, $0.01 par value per share, 700,000,000 shares authorized; 1,434,980 and 308,587 shares issued and outstanding, respectively	14,349	3,086
Class I Common stock, $0.01 par value per share, 100,000,000 shares authorized; 88,880 and 8,454 shares issued and outstanding, respectively	889	85
Capital in excess of par value	21,509,803	6,226,141
Accumulated loss	(1,293,154)	(342,447)
Accumulated distributions	(534,720)	(57,361)
Total stockholders' equity	19,704,254	5,832,755
Total liabilities and stockholders' equity	$37,240,571	$6,409,169

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Resident fees and services	$1,095,696	$ ―	$2,178,566	$ ―
Total revenues	1,095,696	―	2,178,566	―

Operating expenses:
Property operating expenses	626,933	―	1,236,358	―
General and administrative expenses	178,940	93,439	664,727	93,439
Property management fees	64,570	―	136,442	―
Depreciation and amortization	324,417	―	647,185	―
Total operating expenses	1,194,860	93,439	2,684,712	93,439

Operating loss	(99,164)	(93,439)	(506,146)	(93,439)

Other expense:
Interest expense and loan cost amortization	196,489	17,149	402,683	17,149
Total other expense	196,489	17,149	402,683	17,149
Loss before income taxes	(295,653)	(110,588)	(908,829)	(110,588)
Income tax expense	(12,253)	―	(41,878)	―
Net loss	$(307,906)	$(110,588)	$(950,707)	$(110,588)

Class A common stock:
Net loss attributable to Class A stockholders	$(109,676)	$(102,794)	$(346,091)	$(98,501)
Net loss per share of Class A common stock outstanding (basic and diluted)	$(0.16)	$(0.36)	$(0.66)	$(0.95)
Weighted average number of Class A common shares outstanding (basic and diluted)	683,113	284,747	521,781	103,295
Distributions declared per Class A common share	$0.1440	$0.0700	$0.3930	$0.0700

Class T common stock:
Net loss attributable to Class T stockholders	$(188,994)	$(5,411)	$(582,723)	$(10,002)
Net loss per share of Class T common stock outstanding (basic and diluted)	$(0.16)	$(0.36)	$(0.66)	$(0.95)
Weighted average number of Class T common shares outstanding (basic and diluted)	1,177,167	14,990	878,536	10,489
Distributions declared per Class T common share	$0.1169	$0.0700	$0.3087	$0.0700

Class I common stock:
Net loss attributable to Class I stockholders	$(9,236)	$(2,383)	$(21,893)	$(2,085)
Net loss per share of Class I common stock outstanding (basic and diluted)	$(0.16)	$(0.36)	$(0.66)	$(0.95)
Weighted average number of Class I common shares outstanding (basic and diluted)	57,534	6,600	33,006	2,187
Distributions declared per Class I common share	$0.1328	$0.0700	$0.3715	$0.0700

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Common Stock
			Class A		Class T		Class I		Capital in			Total
	Number	Par	Number	Par	Number	Par	Number	Par	Excess of	Accumulated	Accumulated	Stockholders'
	of Shares	Value	of Shares	Value	of Shares	Value	of Shares	Value	Par Value	Loss	Distributions	Equity
Balance at December 31, 2016	―	$ ―	325,119	$3,251	308,587	$3,086	8,454	$85	$6,226,141	$(342,447)	$(57,361)	$5,832,755
Subscriptions received for common stock, including distribution reinvestments	―	―	378,053	3,781	1,117,844	11,178	80,135	801	16,650,186	―	―	16,665,946
Stock dividends issued	―	―	5,454	55	8,549	85	291	3	(143)	―	―	―
Stock issuance and offering costs	―	―	―	―	―	―	―	―	(1,366,381)	―	―	(1,366,381)
Net loss	―	―	―	―	―	―	―	―	―	(950,707)	―	(950,707)
Cash distributions declared	―	―	―	―	―	―	―	―	―	―	(477,359)	(477,359)
Balance at September 30, 2017	―	$ ―	708,626	$7,087	1,434,980	$14,349	88,880	$889	$21,509,803	$(1,293,154)	$(534,720)	$19,704,254

Balance at December 31, 2015	20,000	$200	―	$ ―	―	$ ―	―	$ ―	$199,800	$ ―	$ ―	$200,000
Conversion of initial common stock shares	(20,000)	(200)	20,000	200	―	―	―	―	―	―	―	―
Subscriptions received for common stock, including distribution reinvestments	―	―	260,180	2,602	9,089	91	8,375	84	2,775,972	―	―	2,778,749
Stock dividends issued	―	―	1,047	10	32	―	32	―	(10)	―	―	―
Stock issuance and offering costs	―	―	―	―	―	―	―	―	(2,681)	―	―	(2,681)
Net loss	―	―	―	―	―	―	―	―	―	(110,588)	―	(110,588)
Cash distributions declared	―	―	―	―	―	―	―	―	―	―	(20,662)	(20,662)
Balance at September 30, 2016	―	$ ―	281,227	$2,812	9,121	$91	8,407	$84	$2,973,081	$(110,588)	$(20,662)	$2,844,818

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Operating activities:
Net cash flows provided by (used in) operating activities	$82,390	$(128,324)

Investing activities:
Acquisition of property	(21,854,119)	―
Payment of direct acquisition costs	(6,187)	―
Capital expenditures	(58,781)	―
Net cash used in investing activities	(21,919,087)	―

Financing activities:
Subscriptions received for common stock through primary offering	16,448,354	2,778,749
Payment of underwriting compensation	(967,600)	(2,306)
Payment of cash distributions, net of distribution reinvestments	(259,767)	(20,662)
Proceeds from mortgage and notes payable	16,050,000	312,500
Payment of loan costs	(208,035)	―
Net cash flows provided by financing activities	31,062,952	3,068,281

Net increase in cash and restricted cash	9,226,255	2,939,957
Cash and restricted cash at beginning of period	6,360,241	200,000
Cash and restricted cash at end of period	$15,586,496	$3,139,957

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Acquisition fees and expenses related to asset acquisition	$24,900	$ ―
Selling commissions and Dealer Manager fees	$16,438	$ ―
Annual distribution and stockholder servicing fee	$549,449	$375
REIT Funding escrow	$ ―	$383,000

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

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

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the quarter and nine months ended September 30, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017.  Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

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

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606).  The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts).  The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted. In addition, in December 2016, the FASB issued ASU 2016-20, which provides technical corrections and improvements to ASC 606 based on questions that stakeholders have raised while working through the implementation.  ASC 606 can be adopted using one of two retrospective transition methods: (i) retrospectively to each prior reporting period presented or (ii) as a cumulative-effect adjustment as of the date of adoption. The Company continues to execute on its implementation plan for ASC 606; specifically, as it relates to the allocation of consideration to different revenue streams within a given contract and the impact that the adoption of ASC 606 will have on the Company’s financial statement disclosures.  The Company expects to use the modified retrospective approach as its transition method.  The Company does not expect the adoption of this ASU to have a material impact (if any) on the amounts and timing of its revenue recognition.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The ASU is to be applied using a modified retrospective approach.  The Company is currently evaluating the impact this ASU will have on the Company’s condensed consolidated financial statements; specifically, as it relates to arrangements in which the Company is the lessee and the required presentation in the Company’s condensed consolidated financial position and related financial statement disclosures.

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amended the hedge accounting model to better reflect an entity’s risk management activities.  The ASU expands an entities ability to hedge nonfinancial and financial risk components as well as reduce the complexity related to fair value hedges of interest rate risk. The ASU further eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018.  The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated results of operations or cash flows until such time as the Company enters into interest protection arrangements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

3.	Real Estate Acquisitions

During the nine months ended September 30, 2017, the Company acquired Summer Vista Assisted Living (“Summer Vista”), a seniors housing community in Pensacola, Florida, for a purchase price of approximately $21.4 million.  In connection therewith, the Company incurred approximately $0.6 million of acquisition fees and expenses, which have been capitalized as a component of the cost of the assets acquired and allocated on a relative fair value basis.

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

The following summarizes the purchase price allocation for Summer Vista, and the related assets acquired and liabilities assumed in connection with the acquisition:

Land and land improvements	$2,269,406
Buildings and building improvements	17,611,786
Furniture, fixtures and equipment	857,338
In-place lease intangibles (1)	1,286,507
Liabilities assumed	(170,918)
Total purchase price consideration	$21,854,119

_____________

FOOTNOTE:

(1)	At the acquisition date, the weighted-average amortization period on the acquired in-place lease intangibles was approximately 2.5 years and is based on the expected unit turnover.
4.	Real Estate Investment Properties, net

The gross carrying amount and accumulated depreciation of the Company’s real estate investment properties as of September 30, 2017 are as follows:

September 30,
2017
Land and land improvements	$2,302,242
Building and building improvements	17,611,786
Furniture, fixtures and equipment	883,283
Less: accumulated depreciation	(389,884)
Real estate investment properties, net	$20,407,427

Depreciation expense on the Company’s real estate investment properties, net was approximately $0.2 million and $0.4 million for the quarter and nine months ended September 30, 2017, respectively.

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangibles as of September 30, 2017 are as follows:

September 30,
2017
In-place lease intangibles	$1,286,507
Less: accumulated amortization	(257,302)
Intangibles, net	$1,029,205

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

5.	Intangibles, net (continued)

Amortization on the Company’s intangibles was approximately $0.1 million and $0.3 million for the quarter and nine months ended September 30, 2017, respectively, all of which was included in depreciation and amortization in the accompanying condensed consolidated statements of operations.  The weighted average remaining useful life of the Company’s intangibles was 2.0 years as of September 30, 2017.

The estimated future amortization on the Company’s intangibles for the remainder of 2017, each of the next four years and thereafter, in the aggregate, as of September 30, 2017 is as follows:

2017	$128,651
2018	514,603
2019	385,951
2020	―
2021	―
Thereafter	―
$1,029,205

6.	Related Party Arrangements

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

Dealer Manager — From the commencement of our Offering through March 19, 2017, the Dealer Manager received a selling commission of up to 7% of the sale price for each Class A share and 2% of the sale price for each Class T share sold in the Primary Offering, all or a portion of which was reallowed to participating broker dealers.  In addition, the Dealer Manager received a dealer manager fee in an amount equal to 2.75% of the price of each Class A share or Class T share sold in the Primary Offering, all or a portion of which was reallowed to participating broker dealers.  In March 2017, the Company entered into an amended and restated dealer manager agreement, which reduces the maximum combined sales commissions, dealer manager fees and ongoing annual distribution and stockholder servicing fees payable to the Dealer Manager and participating broker-dealers from 9.75% to 8.5% of the gross proceeds for each share class of common stock sold in the Primary Offering.  Effective March 20, 2017 and subsequently, the Dealer Manager will receive a combined selling commission and dealer manager fee of up to 8.5% of the sale price for each Class A share and up to 4.5% of the sale price for each Class T share sold in the Primary Offering, all or a portion of which may be reallowed to participating broker dealers.  In addition, effective March 20, 2017, for Class T shares sold in the Primary Offering, the Dealer Manager may choose the respective amounts of the commission and dealer manager fee, provided that the selling commission shall not exceed 3.0% of the gross proceeds from the completed sale of such Class T shares.  Effective March 20, 2017, the Company and the Dealer Manager also agreed that the Company will cease paying the annual distribution and stockholder servicing fee of 1.00% and 0.50%, respectively (described further below), if the total underwriting compensation, comprised of the dealer manager fees, selling commissions, and annual distribution and stockholder servicing fees, payable to broker-dealers in connection with the sale of Class T and Class I shares in the Primary Offering exceeds 8.5% of the gross offering price of such Class T or Class I shares, respectively.  Prior to March 20, 2017, the 8.5% cap was set as 9.75%.  Separately, the Company’s stockholders approved an amendment to the Company’s charter to adjust the conversion feature of Class T and Class I shares to match this new 8.5% cap.  To the extent stockholders that purchased Class A shares on the terms in effect prior to March 20, 2017 would have paid lower selling commissions and/or dealer manager fees on the terms in effect subsequently, the Advisor, or one of its affiliates, issued them a refund in March 2017.  To the extent participating broker-dealers that sold Class T or Class I shares on the terms in effect prior to March 20, 2017 were entitled to greater ongoing annual distribution and stockholder servicing fees with respect to such sales compared to sales made on the terms in effect subsequently, the Advisor paid this liability on behalf of the Company.  As a result of the overall reduction in underwriting compensation, the Company recorded an approximate $0.1 million reduction in its liability related to annual distribution and stockholder servicing fees for Class T and Class I shares sold through March 19, 2017.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

6.	Related Party Arrangements (continued)

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

The Advisor, its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to the Company, including personnel costs, subject to the limitation that the Company will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of its average invested assets or 25% of its net income in any expense year unless approved by the independent directors.  The Company commenced its Primary Offering in March 2016 and made its first investment in March 2017.  For the expense year ended September 30, 2017, the Company’s total operating expenses were in excess of this limitation by approximately $0.6 million.  The Company’s independent directors determined that the higher relationship of operating expenses to average invested assets was justified based on the Company being in the early stages of raising and deploying capital and the limited number of investments to date, both of which were impacted by the downtime required to modify the dealer manager agreement to reduce overall underwriting compensation as discussed above, and the cost of operating a public company.

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

For the quarter and nine months ended September 30, 2017, the Company paid cash distributions of approximately $40,000 and $108,000, respectively, and issued stock dividends of approximately 800 shares and 3,200 shares, respectively, to the Advisor.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

6.	Related Party Arrangements (continued)

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

The following fees for services rendered are expected to be settled in the form of Restricted Stock pursuant to the Expense Support Agreement for the quarter and nine months ended September 30, 2017 and cumulatively as of September 30, 2017:

	Quarter Ended	Nine Months Ended	As of
	September 30,	September 30,	September 30,
	2017	2017	2017
Fees for services rendered:
Asset management fees	$42,800	$86,060	$86,060
Advisor personnel expenses (1)	95,805	320,204	320,204
Total fees for services rendered	$138,605	$406,264	$406,264

Then-current public offering price	$10.93	$10.93	$10.93
Restricted Stock shares (2)	12,681	37,170	37,170

_____________

FOOTNOTES:

(1)

Amounts consist of personnel and related overhead costs of the Advisor or its affiliates (which, in general, are those expenses relating to the Company’s administration on an on-going basis) that are reimbursable by the Company.

(2)

Represents Restricted Stock shares expected to be issued to the Advisor as of September 30, 2017 pursuant to the Expense Support Agreement.  No fair value was assigned to the Restricted Stock shares as the shares are expected to be valued at zero upon issuance, which represents the lowest possible value estimated at vesting.  In addition, the Restricted Stock shares will be treated as unissued for financial reporting purposes until the vesting criteria are met.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

6.	Related Party Arrangements (continued)

The fees payable to the Dealer Manager for the quarter and nine months ended September 30, 2017 and 2016, and related amounts unpaid as of September 30, 2017 and December 31, 2016 are as follows:

	Quarter Ended		Nine Months Ended		Unpaid amounts as of (1)
	September 30,		September 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Selling commissions (2)	$138,544	$1,550	$481,913	$1,550	$5,020	$6,550
Dealer Manager fees (2)	161,461	756	422,112	756	11,418	5,823
Distribution and stockholder servicing fees (2)	239,677	375	462,356	375	549,449	154,733
	$539,682	$2,681	$1,366,381	$2,681	$565,887	$167,106

The fees and expenses incurred by and reimbursable to the Company’s related parties for the quarter and nine months ended September 30, 2017 and 2016, and related amounts unpaid as of September 30, 2017 and December 31, 2016 are as follows:

	Quarter Ended		Nine Months Ended		Unpaid amounts as of (1)
	September 30,		September 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Reimbursable expenses:
Operating expenses (3)	$221,415	$132,098	$652,824	$132,098	$74,560	73,545
Acquisition fees and expenses	5,816	―	27,705	―	―	―
	$227,231	$132,098	$680,529	$132,098	$74,560	$73,545
Investment Service Fees (4)	―	―	481,500	―	―	―
Asset Management Fees (5)	42,800	―	86,060	―	―	―
	$270,031	$132,098	$1,248,089	$132,098	$74,560	$73,545

_____________

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity.
(3)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets. For the quarter and nine months ended September 30, 2017, approximately $0.1 million and $0.3 million, respectively, of personnel expenses of affiliates of the Advisor are expected to be settled in accordance with the terms of the Expense Support Agreement.

(4)

For the nine months ended September 30, 2017, the Company incurred approximately $0.5 million in investment services fees of which approximately $0.5 million was capitalized and included in real estate investment properties, net in the accompanying condensed consolidated balance sheets. No such fees were incurred for the quarter ended September 30, 2017.

(5)

For the quarter and nine months ended September 30, 2017, the Company incurred approximately $42,800 and $86,100, respectively, in asset management fees, all of which are expected to be settled in accordance with the terms of the Expense Support Agreement.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

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

The following table provides details of the Company’s indebtedness as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Mortgage and notes payable:
Mortgage loan (1)	$16,050,000	$—
Notes payable	312,500	312,500
Mortgage and notes payable	16,362,500	312,500
Loan costs, net	(186,097)	―
Total mortgage and notes payable, net	$16,176,403	$312,500

_____________

FOOTNOTE:

(1)	As of September 30, 2017, the Company’s mortgage loan is collateralized by the Summer Vista property.

The fair market value of the mortgage and notes payable was approximately $16.4 million as of September 30, 2017, which is based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values is categorized as Level 3 on the three-level valuation hierarchy.

The following is a schedule of future principal payments and maturity for the Company’s indebtedness for the remainder of 2017, each of the next four years and thereafter, in the aggregate, as of September 30, 2017:

2017	$—
2018	32,036
2019	199,072
2020	211,350
2021	224,386
Thereafter	15,695,656
$16,362,500

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

8.	Equity

Subscription Proceeds — As of September 30, 2017, the Company had received aggregate subscription proceeds of approximately $23.3 million (2.2 million shares), which includes $200,000 (20,000 shares) of subscription proceeds received from the Advisor prior to the commencement of the Offering, approximately $251,250 (25,125 shares) of subscription proceeds received in connection with a private placement made in 2016 and approximately $221,000 (22,100 shares) of subscription proceeds pursuant to the Reinvestment Plan.

Distributions — For the nine months ended September 30, 2017, the Company declared and paid cash distributions of approximately $477,400, which were net of class-specific expenses.  In addition, the Company declared and issued stock dividends of approximately 14,300 shares of common stock during the nine months ended September 30, 2017.

For the nine months ended September 30, 2017, 100% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.  The distribution of new common shares to recipients is non-taxable. No amounts distributed to stockholders for the nine months ended September 30, 2017 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement.

In September 2017, the Company’s board of directors declared a monthly cash distribution of $0.0480, less class-specific expenses, and a monthly stock dividend of 0.00100625 shares on each outstanding share of common stock on October 1, 2017, November 1, 2017 and December 1, 2017.  These distributions and dividends are to be paid and distributed by December 31, 2017.

9.	Income Taxes

As of September 30, 2017, the Company recorded current deferred tax assets and net current tax expense related to deferred income at its TRS.  The components of the income tax expense as of September 30, 2017 are as follows:

September 30,
2017
Current:
Federal	$(63,333)
State	(9,133)
Total current expense	$(72,466)
Deferred:
Federal	$26,446
State	4,142
Total deferred benefit	30,588
Income tax expense	$(41,878)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of September 30, 2017 are as follows:

Carryforwards of net operating loss	$—
Prepaid rent	21,043
Valuation allowance	9,545
Net deferred tax assets	$30,588

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

9.	Income Taxes (continued)

A reconciliation of the income tax expense computed at the statutory federal tax rate on income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
Tax benefit computed at federal statutory rate	$103,479	35.0%	$318,090	35.0%
Impact of REIT election	(114,441)	(38.7)%	(354,977)	(39.1)%
State income tax expense	(1,291)	(0.4)%	(4,991)	(0.5)%
Income tax expense	$(12,253)	(4.1)%	$(41,878)	(4.6)%

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

Subscription Proceeds

During the period from October 1, 2017 through November 1, 2017, the Company received additional subscription proceeds of approximately $2.4 million (0.2 million shares).

Item 2.	Management’s Discussion and Analysis of Financial Condition of Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter and nine months ended September 30, 2017 (“Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the risk factors listed and described in the Company’s  Annual Report on Form 10-K for the year ended December 31, 2016, as supported by Part II, Item 1A in this Quarterly Report, and in the “Risk Factors” heading in the Company’s prospectus, as supplemented, included in Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-206017), filed with the Commission on April 17, 2017, copies of which may be obtained from the Company’s website at www.cnlhealthcarepropertiesii.com.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of September 30, 2017 (unaudited) and December 31, 2016.  Amounts as of December 31, 2016, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date.  This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes thereto and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In September 2017, our board of directors unanimously approved $10.00 as the estimated net asset value (“NAV”) per share of each class of our common stock outstanding as of June 30, 2017, based on the estimated value of our assets less the estimated value of our liabilities, divided by 1,634,493 shares issued and outstanding as of June 30, 2017. Also, in September 2017, our board of directors unanimously approved offering prices for each class of shares of our common stock to be sold in our ongoing Primary Offering based on the estimated NAV per share for each class plus applicable upfront selling commissions and dealer manager fees, effective September 19, 2017. Establishing offering prices based on the estimated NAV per share for each class of shares did not cause any change to the previous Primary Offering prices for each class of shares. Accordingly, the Primary Offering prices remain $10.93, $10.50 and $10.00 per share for the purchase of Class A, Class T and Class I shares of our common stock, respectively, in our ongoing Primary Offering.  In addition, effective October 3, 2017, the price for the repurchase of shares under our redemption plan and the price for sales of shares under our Reinvestment Plan became equal to the initial NAV per share for each class, as applicable.  For additional information on the determination of our estimated NAV, please refer to our Current Report on Form 8-K, filed with the Commission on September 19, 2017.

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on healthcare real estate or real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.

As of November 1, 2017, we owned one seniors housing community in Pensacola, Florida that was acquired in March 2017 for a purchase price of approximately $21.4 million.  The property is comprised of 89 residential units (67 assisted living and 22 memory care units) and operated under a RIDEA structure by Superior Residences, a third-party property manager, who operated the property previously for the seller under a similar structure since it opened in February 2016.

Management reviews certain operating and other statistical measures of the underlying property such as occupancy levels and revenue per occupied unit (“RevPOU”), which we define as total revenue before charges for ancillary and care services offered at the community divided by average number of occupied units.  As of September 30, 2017, 100% of the resident units were occupied at Summer Vista.  The average monthly RevPOU for the quarter ended September 30, 2017 was $3,881 for assisted living units and $4,278 for memory care units.  As of September 30, 2017, there were 42 residents on a waitlist indicating interest for units as they become available.  We believe the aforementioned operating and statistical measures assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our healthcare portfolio, and to review compliance with leases, debt, licensure, etc.

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

We intend to strategically leverage our real estate assets and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio.  Our ability to increase our diversification through borrowings could be adversely affected by credit market conditions, which could result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.  We may also be negatively impacted by rising interest rates on any unhedged variable rate debt or the timing of when we seek to refinance existing debt.  During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.  Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  As of September 30, 2017, our debt leverage ratio was approximately 43.4% of the aggregate carrying value of our assets.

From the commencement of our Offering until September 15, 2017, our net investment value per share for Class A, Class T and Class I shares was $10.00 per share, which was based on the “amount available for investment/net investment amount” percentage shown in the Estimated Use of Proceeds section of our prospectus.  In September 2017, our board of directors adopted an estimated NAV of $10.00 per share for each class of our common stock outstanding as of June 30, 2017.

Sources of Liquidity and Capital Resources

Common Stock Subscriptions

In August 2017, we had received gross offering proceeds in excess of $20 million which was sufficient to satisfy the minimum offering amounts in all states where we are conducting our offering except Pennsylvania.

For the nine months ended September 30, 2017, we received aggregate subscription proceeds of approximately $16.4 million (1.6 million shares), and approximately $218,000 (21,800 shares) of subscription proceeds received pursuant to our Reinvestment Plan.

For the period from October 1, 2017 through November 1, 2017, we received additional subscription proceeds of approximately $2.4 million (0.2 million shares).  We expect to continue to raise capital under our Offering.

Indebtedness

In August 2016, in connection with our private placement, we issued promissory notes to each of 125 separate investors for a total principal amount of $0.3 million (each a “Note” and collectively, “Notes”).  We owe interest on the Notes of approximately $70,000 per annum, which is payable semi-annually in arrears.  The Notes mature on June 30, 2046.  Some or all of the Notes may be prepaid at any time, in whole or in part, provided that (i) such prepayment include all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs prior to the second anniversary of the issue date of the Note, the operating partnership will pay on the date of such prepayment a one-time premium equal to approximately $31,000.  In connection with the issuance of the Notes, the Company placed approximately $0.4 million into a third-party escrow account to be held to repay the principal of the Notes and two semi-annual interest payments until such time as we raised at least $10 million in gross proceeds in our Offering, which occurred during the nine months ended September 30, 2017 and approximately $0.4 million was released from escrow to us.

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

Net Cash Provided By (Used In) Operating Activities

We experienced positive cash flow from operating activities for the nine months ended September 30, 2017 of approximately $0.1 million as compared to cash used in operating activities of approximately ($0.1) million for the nine months ended September 30, 2016.  We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income (“NOI”) from our properties.

Expense Support Agreement

During the nine months ended September 30, 2017, our cash flows from operating activities was positively impacted by the Expense Support Agreement with our Advisor pursuant to which our Advisor has agreed to accept payment in Restricted Stock in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets (as defined in the Expense Support Agreement).  For the nine months ended September 30, 2017, we expect that approximately $0.4 million of asset management fees and Advisor personnel expenses will be settled in the form of Restricted Stock pursuant to the Expense Support Agreement.  Any amounts settled, and for which Restricted Stock shares will be issued, pursuant to the Expense Support Agreement are permanently settled and we have no further obligation to pay such amounts to our Advisor.

Refer to Note 6. “Related Party Arrangements” in Item 1. “Financial Statements” for additional information.

Uses of Liquidity and Capital Resources

Real Estate Acquisition

During the nine months ended September 30, 2017, we acquired Summer Vista, which represents our first acquisition of property, and paid total purchase price consideration of approximately $21.9 million.  We expect to continue to expand our healthcare investment portfolio through additional acquisitions as we raise additional capital from our Offering.

Underwriting Compensation

For the nine months ended September 30, 2017, we paid approximately $1.0 million in underwriting compensation.  Under the terms of the Primary Offering, our Dealer Manager is entitled to receive selling commissions, dealer manager fees and/or annual distribution and stockholder servicing fees, which are based on the respective share class of our common stock sold, all or a portion of which may be reallowed to participating broker dealers.

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

The following table details our cash distributions per share and our total cash distributions paid, including distribution reinvestments, for the quarter and nine months ended September 30, 2017:

	Cash Distributions per Share (1)			Cash Distributions Paid (2)			Cash Flows
Periods	Class A Share	Class T Share	Class I Share	Cash Distributions Declared	Distribution Reinvestments	Cash Distributions net of Distribution Reinvestments	Provided by (Used in) Operating Activities (3)
2017 Quarters
First	$0.1050	$0.0750	$0.1050	$73,202	$28,260	$44,942	$(154,202)
Second	0.1440	0.1168	0.1337	172,574	75,925	96,649	33,113
Third	0.1440	0.1169	0.1328	231,583	113,407	118,176	203,479
Year	$0.3930	$0.3087	$0.3715	$477,359	$217,592	$259,767	$82,390

____________

FOOTNOTES:

(1)	Our board of directors authorized monthly cash distributions on the outstanding shares of all classes of our common stock, beginning in August 2016 and continuing each month through September 2017.
(2)	Represents cash distributions declared, the amount of distributions reinvested in additional shares through our Reinvestment Plan and the amount of proceeds used to fund cash distributions.
(3)

For the nine months ended September 30, 2017, our net loss was approximately $1.0 million while cash distributions and stock dividends declared and issued were approximately $477,400 and 14,300 shares, respectively.  For the nine months ended September 30, 2017, 49% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 51% were considered to be funded with proceeds from our Offering. For the nine months ended September 30, 2017, 100% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.

In September 2017, the Company’s board of directors declared a monthly cash distribution of $0.0480, less class-specific expenses, and a monthly stock dividend of 0.00100625 shares on each outstanding share of common stock on October 1, 2017, November 1, 2017 and December 1, 2017.  These distributions and dividends are to be paid and distributed by December 31, 2017.

Results of Operations

From the time of our formation on July 10, 2015 (inception) through July 10, 2016, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock.  Operations commenced on July 11, 2016, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow.  We made our first acquisition on March 31, 2017 and as a result, the only operations as of September 30, 2016 were general and administrative expenses of approximately $0.1 million and interest expense of approximately $17,000.

The following is a discussion of our operations for the quarter and nine months ended September 30, 2017:

•

Resident fees and services, property operating expenses, and property management fees for the quarter and nine months ended September 30, 2017 were related entirely to our Summer Vista property, which was acquired on March 31, 2017.

•

General and administrative expenses for the quarter and nine months ended September 30, 2017 were approximately $0.3 million and $1.0 million, respectively, and were comprised primarily of directors’ and officers’ insurance, accounting and legal fees, Advisor personnel expenses and board of director fees; however these Advisor personnel expenses are expected to be settled in the form of Restricted Stock pursuant to the Expense Support Agreement and as such our general and administrative expenses were reduced by approximately $0.1 million and $0.3 million for the quarter and nine months ended September 30, 2017, respectively.

•

Interest expense and loan cost amortization were approximately $0.2 million and $0.4 million for the quarter and nine months ended September 30, 2017, respectively, and relate to our Summer Vista Loan as well as the Notes issued in connection with our private placement.

•

We incurred asset management fees payable to our Advisor for the quarter and nine months ended September 30, 2017 of approximately $42,800 thousand and $86,100 thousand, respectively.  These asset management fees are expected to be settled in the form of Restricted Stock pursuant to the Expense Support Agreement and as such no asset management fees were recognized for both the quarter and nine months ended September 30, 2017.  Monthly asset management fees equal to 0.0667% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.

•

Depreciation and amortization expenses were approximately $0.3 million and $0.6 million for the quarter and nine months ended September 30, 2017, respectively.  Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues and income to be derived from the acquisition and operation of properties and other permitted investments, other than those referred to in the risk factors identified in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by the risk factors included in Part II, Item 1A of this Quarterly Report.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from net operating income NOI.  We define NOI, a non-GAAP measure, as resident fees and services less property operating expenses and property management fees.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  From the time of our formation on July 10, 2015 (inception) through July 10, 2016, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock.  Operations commenced on July 11, 2016, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow.  The chart below illustrates our net losses, and NOI for the quarter and nine months ended September 30, 2017 and 2016:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(307,906)	$(110,588)	$(950,707)	$(110,588)
Adjusted to exclude:
General and administrative expenses	178,940	93,439	664,727	93,439
Depreciation and amortization	324,417	―	647,185	―
Other expenses, net of other income	196,489	17,149	402,683	17,149
Income tax expense	12,253	―	41,878	―
NOI	$404,193	$—	$805,766	$—

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and nine months ended September 30, 2017 and 2016:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(307,906)	$(110,558)	$(950,707)	$(110,558)
Adjustments to reconcile net loss to FFO:
Depreciation and amortization	324,417	―	647,185	―
Total FFO	16,511	(110,558)	(303,522)	(110,558)
Adjustments to reconcile FFO to MFFO	―	―	―	―
Total MFFO	$16,511	$(110,558)	$(303,522)	$(110,558)

Class A common stock:
Weighted average number of Class A common shares outstanding (1)	683,113	284,747	521,781	103,295
Net loss per share of Class A common stock outstanding (basic and diluted)	$(0.16)	$(0.36)	$(0.66)	$(0.95)
FFO per share of Class A common stock outstanding (basic and diluted)	$0.01	$(0.36)	$(0.21)	$(0.95)
MFFO per share of Class A common stock outstanding (basic and diluted)	$0.01	$(0.36)	$(0.21)	$(0.95)

Class T common stock:
Weighted average number of Class T common shares outstanding (1)	1,177,167	14,990	878,536	10,489
Net loss per share of Class T common stock outstanding (basic and diluted)	$(0.16)	$(0.36)	$(0.66)	$(0.95)
FFO per share of Class T common stock outstanding (basic and diluted)	$0.01	$(0.36)	$(0.21)	$(0.95)
MFFO per share of Class T common stock outstanding (basic and diluted)	$0.01	$(0.36)	$(0.21)	$(0.95)

Class I common stock:
Weighted average number of Class I common shares outstanding (1)	57,534	6,600	33,006	2,187
Net loss per share of Class I common stock outstanding (basic and diluted)	$(0.16)	$(0.36)	$(0.66)	$(0.95)
FFO per share of Class I common stock outstanding (basic and diluted)	$0.01	$(0.36)	$(0.21)	$(0.95)
MFFO per share of Class I common stock outstanding (basic and diluted)	$0.01	$(0.36)	$(0.21)	$(0.95)

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

As of September 30, 2017, our Advisor has incurred aggregate other organizational and offering expenses of approximately $6.1 million in connection with our formation, without reimbursement by us.  These expenses include, but are not limited to, SEC registration fees, FINRA filing fees, printing and mailing expenses, blue sky fees and expenses, legal fees and expenses, accounting fees and expenses, advertising and sales literature, transfer agent fees, due diligence expenses, personnel costs associated with processing investor subscriptions, escrow fees and other administrative expenses of the Offering.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017.

Contractual Obligations

The following table presents our contractual obligations by payment period as of September 30, 2017:

	Payments Due by Period
	2017	2018-2019	2020-2021	Thereafter	Total
Mortgage and notes payable (principal and interest)	$183,943	$1,699,997	$1,875,610	$17,658,076	$21,417,626
	$183,943	$1,699,997	$1,875,610	$17,658,076	$21,417,626

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

We expect to hold our fixed-rate note obligations to maturity (or prepayment) and the amounts due under such instruments would be limited to the outstanding principal balance, any accrued and unpaid interest and any prepayment premiums. Accordingly, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate note obligations, would have a significant impact on our operations.  The fair market value of the Notes was approximately $0.3 million as of September 30, 2017, which was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

The following is a schedule as of September 30, 2017 of our variable rate debt maturities for the remainder of 2017 and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value (1)
Variable rate debt	$—	$32	$199	$211	$224	$15,384	$16,050	$16,044
Average interest rate on variable rate debt	LIBOR + 2.85%	LIBOR + 2.85%	LIBOR + 2.85%	LIBOR + 2.85%	LIBOR + 2.85%	LIBOR + 2.85%	LIBOR + 2.85%

_____________

FOOTNOTE:

(1)	The estimated fair value of our Summer Vista Loan was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2017, compared to LIBOR rates as of September 30, 2017, would result in fluctuation of interest expense on our variable rate debt of approximately $0.2 million for the year ended December 31, 2017. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest swap contracts, or the impact of any LIBOR floors or caps.

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

The following risk factors replace and/or supplement the similar risk factors identified in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our offering prices per share for each class of our shares are primarily based on the estimated NAV per share of each class of our shares plus applicable upfront selling commissions and dealer manager fees, but also based upon subjective judgments, assumptions and opinions by management, which may or may not turn out to be correct. Therefore, our offering prices may not reflect the amount that might be paid to our stockholders for their shares in a market transaction and may not be indicative of the price at which our shares would trade if they were actively traded.

On September 15, 2017, our board of directors approved an estimated NAV per share of $10.00 for each class of shares of our common stock as of June 30, 2017. To assist FINRA members and their associated persons that participate in our offering of common stock in meeting their customer account statement reporting obligations pursuant to applicable FINRA and NASD Conduct Rules, we will disclose in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and/or in our Current Reports on Form 8-K, our estimated NAV per share of each class of our shares. This estimated value per share will be accompanied by any disclosures required under the FINRA and NASD Conduct Rules.

The estimated NAV per share for each class of our shares will be based on valuations of our assets and liabilities performed at least annually, by, or with the material assistance or confirmation of, a third-party valuation expert or service and will generally be consistent with the recommendations in the Investment Program Association Practice Guideline 2013-01- Valuations of Publicly Registered, Non-Listed REITs. The three share classes in our offering are meant to provide broker-dealers with more flexibility to facilitate investment in us and are offered partially in response to recent changes to the applicable FINRA and NASD Conduct Rules regarding the reporting of our estimated NAV per share of each class of our shares.

Our board of directors determined the offering price of each class of our shares based upon a number of factors but primarily based on the estimated NAV per share of our shares determined by our board of directors. Although we established the estimated NAV per share generally in accordance with our valuation policy and certain recommendations and methodologies of the Investment Program Association, the valuation methodologies used by the independent valuation firm retained by our board of directors to estimate the value of our property and the estimated NAV of each class of our shares as of June 30, 2017 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. Our board of directors also took into consideration applicable upfront selling commissions and dealer manager fees of our offering in establishing the current offering prices for each class of our shares. As a result of these, as well as other factors, our offering prices for each class of our shares may not reflect the amount that might be paid to our stockholders for their shares in a market transaction or of the proceeds that our stockholders would receive if we were liquidated or dissolved and the proceeds were distributed to our stockholders. See “Description of Capital Stock—Valuation Policy” for a description of our policy with respect to valuations of our common stock.

The estimated NAV per share of each class of our shares is based upon a valuation of our property as of June 30, 2017 and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio. The valuation and appraisal of our property are estimates of fair value and may not necessarily correspond to realizable value upon the sale of the property. Therefore, our estimated NAV per share for each class of our shares may not reflect the amount that would be realized upon a sale of our property.

On September 15, 2017, our board of directors approved a NAV per share of $10.00 for each class of shares of our common stock as of June 30, 2017. We intend to use this NAV as the estimated per share value of each class of our shares until the next net asset valuation approved by our board of directors. We expect to perform a net asset valuation at least annually. We will disclose future estimates of our NAV to stockholders in our filings with the Commission.

Further, our estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of June 30, 2017. We did not make any adjustments to our estimated NAV subsequent to June 30, 2017, including adjustments relating to, among others, the issuance of common stock, the payment of related offering costs, net operating income earned or distributions declared. The NAV of our shares will fluctuate over time in response to a number of factors, including but not limited to the proceeds raised from our offering, future investments, the performance of individual assets in our portfolio, the management of those assets, and the real estate and finance markets.

For the purposes of calculating our estimated NAV per share of each class of our shares, we retained an investment banking firm as valuation expert to provide a range of per share values for our and a valuation of our property as of June 30, 2017. The valuation methodologies used to estimate the NAV of each class of our shares, as well as the value of our property, involved certain subjective judgments, including but not limited to, discounted cash flow analysis. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and our valuation expert. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuation of our property may not correspond to the realizable value upon a sale of the asset. Because the price investors will pay for shares in our offering is primarily based on our estimated NAV per share for each class of shares plus applicable upfront selling commissions and dealer manager fees, investors may pay more than realizable value for their investment when they purchase their shares or receive less than realizable value when they sell their shares.

Because the current offering prices for our shares in our public offering exceed the net tangible book value per share, investors in our offering will experience immediate dilution in the net tangible book value of their shares.

We are currently offering our Class A, Class T and Class I shares in our primary public offering at $10.93, $10.50 and $10.00 per share, respectively, with discounts available as described in the “Plan of Distribution” section of our prospectus. In addition, under our distribution reinvestment plan distributions will be reinvested in additional shares at prices per share equal to the current NAV per share for each class, as applicable. Our current public offering prices for our shares exceed our net tangible book value per share, which amount is the same for all three classes. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total book value of liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price in our offering primarily as a result of (i) the substantial fees paid in connection with our offering, including selling commissions, dealer manager fees and annual distribution and stockholder servicing fees, (ii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments, (iii) general and administrative expenses, (iv) accumulated depreciation and amortization of real estate investments, and (v) the issuance of stock dividends. As of December 31, 2016, our net tangible book value per share of shares of our shares was $9.08. To the extent we are able to raise substantial proceeds in our offering, some of the expenses that cause dilution of the net tangible book value per share are expected to decrease on a per share basis, resulting in increases in the net tangible book value per share. This increase would be partially offset by increases in depreciation and amortization expenses related to our real estate investments.

The actual value of shares that we repurchase under our redemption plan may be substantially less than what we pay.

Under our redemption plan, the price for the repurchase of shares shall be equal to the then-current NAV per share, as published from time to time in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q and/or a Current Report on Form 8-K publicly filed with the Commission. These prices may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we repurchase shares of our common stock, the actual value of the shares that we repurchase may be less than the price that we pay, and the repurchase may be dilutive to our remaining stockholders.

We only own one property, which increases the risk that adverse changes in the performance or value of that property could materially affect our results of operations, our NAV and returns to our investors.

As of the date of this report, we only own one real estate investment consisting of a seniors housing community. As a result, we are subject to greater risks associated with geographic and property-type concentration in a single asset. A decline in in the performance or value of that asset will adversely affect our performance and the value of our stockholders’ investments.

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

The use of proceeds from our Primary Offering was as follows as of September 30, 2017:

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,750,000,000
Shares sold (3)	2,147,756
Aggregate amount sold (3)	$22,580,454
Payment of underwriting compensation (4)	(1,086,984)	$(1,086,984)	$—
Net offering proceeds to the issuer	21,493,470
Purchases of real estate and development costs	(5,379,888)	―	(5,379,888)
Payment of investment services fees and acquisition expenses	(625,037)	(503,389)	(121,648)
Payment of capital expenditures	(17,000)	―	(17,000)
Distributions to stockholders (5)	(162,496)	(115,442)	(47,054)
Remaining proceeds from the Offering	$15,309,049

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

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement (Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 15, 2017 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2016 and incorporated herein by reference.)

4.1	Form of Subscription Agreement (Previously filed as Appendix A to the Company’s Prospectus filed April 26, 2017 and incorporated herein by reference.)

4.2	Distribution Reinvestment Plan (Previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2016 and incorporated herein by reference.)

4.3	Amended and Restated Redemption Plan (Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 17, 2017 and incorporated herein by reference.)

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

10.1

Asset Purchase Agreement between MidAmerica Surgery Institute Properties, LLC, and CHP II Partners, LP, dated October 2, 2017 (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2017 and incorporated herein by reference.)

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

101

The following materials from CNL Healthcare Properties II, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of November 2017.

CNL HEALTHCARE PROPERTIES II, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Kevin R. Maddron
KEVIN R. MADDRON
Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial Officer)