Form 10-K
period 2017-12-31
CNL Healthcare Properties II, Inc.
filed 2018-03-15
CIK 1648383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes x    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is currently no established public market for the registrant’s shares of common stock.  Based on the registrant’s $10.00 net asset value per share as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant on such date was $13.4 million.

The number of shares of the registrant’s outstanding Class A, Class T and Class I common stock as of March 5, 2018 was 814,873 shares, 2,464,806 shares and 226,490 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Healthcare Properties II, Inc.
Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders
(Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than
April 30, 2018.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (this “Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

General

CNL Healthcare Properties II, Inc. is a Maryland corporation that incorporated on July 10, 2015 intends to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the year ending December 31, 2017 or the year in which the Company commences material operations.  We are sponsored by CNL Financial Group, LLC (“Sponsor” or “CNL”) and were formed primarily to acquire and manage a diversified portfolio of healthcare real estate and real estate-related assets that we believe will generate a steady current return and provide long-term value to our stockholders.  The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties II” include CNL Healthcare Properties II, Inc. and each of its subsidiaries.

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

From the time of our formation on July 10, 2015 (inception) through July 10, 2016, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock.  We broke escrow in our Offering effective July 11, 2016, through the sale of 250,000 Class A shares to our Advisor for $2.5 million, and commenced operations. The Company contributes the net proceeds from its Offering to CHP II Partners, LP (“Operating Partnership”) in exchange for partnership interests.  The Company intends to own substantially all of its assets either directly or indirectly through the Operating Partnership in which the Company is the sole limited partner and its wholly-owned subsidiary, CHP II GP, LLC, is the sole general partner.  The Operating Partnership may own assets through: (1) a wholly-owned taxable REIT subsidiary (“TRS”), CHP II TRS Holding, Inc. (“TRS Holdings”) and (2) property owner subsidiaries, which are single purpose entities.

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

Our investment focus is on acquiring a diversified portfolio of healthcare real estate or real estate-related assets, primarily in the United States, within the seniors housing, medical office, post-acute care and acute care asset classes. The types of seniors housing that we have acquired and may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, and memory care facilities.  The types of medical office properties that we have acquired and may acquire include medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services. The types of post-acute care facilities that we may acquire include skilled nursing facilities, long-term acute care hospitals and inpatient rehabilitative facilities.  The types of acute care facilities that we may acquire include general acute care hospitals and specialty surgical hospitals.  We view, manage and evaluate our portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

We are committed to investing the proceeds of our Offering through strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our healthcare assets.  We have leased and generally expect to lease our seniors housing properties to single member limited liability companies wholly-owned by TRS Holdings and engage independent third-party managers under management agreements to operate the properties as permitted under REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, we may also lease our properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, post-acute care and acute care properties will be leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, we expect most investments will be wholly owned, although, we may invest through partnerships with other entities where we believe it is appropriate and beneficial.   We expect to invest in a combination of stabilized assets, new property developments and properties which have not reached full stabilization.  Finally, we also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types.  We generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property.  In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on healthcare real estate and real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.

As of December 31, 2017, our healthcare investment portfolio consisted of interests in one seniors housing property and one medical office building (“MOB.”)  Our seniors housing property, Summer Vista Assisted Living (“Summer Vista”) is operated under a RIDEA structure pursuant to a property management agreement with SRI Management, LLC (“Superior Residences”), which represents our only RIDEA operator as of December 31, 2017.  Our MOB, Mid America Surgery Institute (“Mid America Surgery”), consisted of five tenants with the largest tenant, Mid America Surgery Institute, accounting for 50.6% of total rentable square feet.

While we are not directly impacted by the performance of our third-party tenants, we believe that the financial and operational performance of our tenants provides an indication about the stability of our tenants and their ability to pay rent. To the extent that our tenants or property managers experience operating difficulties and become unable to generate sufficient cash to make rent payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Our tenants and property managers are generally contractually required to provide this information to us in accordance with their respective lease and/or management agreements. Therefore, in order to mitigate the aforementioned risk, we monitor our investments through a variety of methods determined by the type of property.

We monitor the credit of our tenants to stay abreast of any material changes in quality. We monitor tenant credit quality by (1) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (2) direct interaction with onsite property managers, (3) monitoring news and rating agency reports regarding our tenants (or their parent companies) and their underlying businesses, (4) monitoring the timeliness of rent collections and (5) monitoring lease coverage.

Portfolio Evaluation

We monitor the performance of our tenants and third-party operators to stay abreast of any material changes in the operations of the underlying properties by (1) reviewing the current, historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent), (2) monitoring trends in the source of our tenants’ revenue, including the relative mix of public payors (including Medicare, Medicaid, etc.) and private payors (including commercial insurance and private pay patients), (3) evaluating the effect of evolving healthcare legislation and other regulations on our tenants’ profitability and liquidity, and (4) reviewing the competition and demographics of the local and surrounding areas in which the tenants operate.

Management reviews certain operating and other statistical measures of the underlying property such as occupancy levels and revenue per occupied unit (“RevPOU”), which we define as total revenue before charges for ancillary and care services offered at the community divided by average number of occupied units. As of December 31, 2017, 99% of resident units were occupied at Summer Vista.  The average monthly RevPOU as of December 31, 2017 was $3,890 for assisted living units and $4,367 for memory care units.  As of December 31, 2017, there was 35 residents on a waitlist indicating interest for units as they become available.

Similarly, within the medical office class, management reviews operating statistics of the underlying properties, including occupancy levels and monthly rent per square foot.  As of December 31, 2017, Mid America Surgery was 100% leased to five tenants with a remaining weighted average lease term of approximately 9.1 years.  The average monthly rent per square foot for the year ended December 31, 2017 was $1.97.

Lastly, when evaluating the performance of our third-party operators, management reviews monthly financial statements, property-level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits.  All of the aforementioned metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

Tenant Lease Expirations

The following table lists, on an aggregate basis, scheduled expirations for the next 10 years ending December 31st on our MOB investment Mid America Surgery, assuming that none of the tenants exercise any of their renewal options, as of December 31, 2017:

Year of Expiration (1)	Number of Tenants	Expiring Rentable Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2018	—	—	$—	—
2019	—	—	—	—
2020	1	3,080	93,940	9.1%
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
2024	1	1,825	53,838	5.2%
2025	—	—	—	—
2026	—	—	—	—
2027	3	33,594	882,593	85.7%
Total	5	38,499	$1,030,371	100.0%
Weighted Average Remaining Lease Term: (3)			9.1 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.

(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent escalations included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Share Price Valuation

Our board of directors has adopted a valuation policy substantially consistent with the valuation policy set forth by the Investment Program Association (“IPA”) in the IPA Practice Guideline 2013-01 (“IPA Valuation Guideline”).  The valuation process used by the board of directors to determine the estimated net asset value (“NAV”) per share was designed generally in accordance with certain recommendations in the IPA Valuation Guideline and our valuation policy.  Refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” for additional information regarding our NAV.

Common Stock Subscriptions

As of December 31, 2017, we had received aggregate subscription proceeds of approximately $31.4 million (3.0 million shares) which includes $200,000 (20,000 shares) purchased by our Advisor prior to the commencement of the Offering, approximately $251,250 (25,125 shares) purchased in a private transaction exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder (“Private Placement”) and approximately $391,900 (39,200 shares) purchased pursuant to our Reinvestment Plan.  During the period from January 1, 2018 through March 5, 2018, we received additional subscription proceeds of approximately $5.1 million (0.5 million shares).

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities. We expect to have little, if any, cash flows from operations available for distribution until we make substantial investments.  Therefore, until such time as we have sufficient cash flows from operations to fully fund the payment of distributions, we may determine to pay some or all of our cash distributions from sources other than cash flows from operations, such as from cash flows provided by financing activities, a component of which may include the proceeds of our Offering and/or borrowings (“Other Sources”), whether collateralized by our assets or unsecured.  We have not established any limit on the extent to which we may use borrowings or proceeds of our Offering to pay distributions, and there is no assurance we will be able to sustain distributions at any level. Refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distributions” for additional information regarding our distributions.

Borrowings

We have borrowed funds to acquire properties, make other permitted investments and to pay certain related fees. We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes. We also intend to encumber assets in connection with such borrowings.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Our intent is to target our aggregate borrowings ranging from 40% to 60% of the aggregate value of our assets once we own a seasoned and stable asset portfolio, although initially our aggregate borrowings may be greater than 60% of the aggregate value of our assets. Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess.  As of December 31, 2017 and 2016, we had an aggregate debt leverage ratio of approximately 40.4% of the aggregate carrying value of our assets.

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

Our tenants and operators compete with other properties that provide comparable services in their local markets.  Tenants and operators compete for patients, tenants and residents based on a variety of factors including, but not limited to: quality of care, reputation, location, and services offered, physician groups, staff and price. We also face competition from other properties for tenants or residents, such as physicians and other health care providers that provide comparable facilities and services.

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

The current advisory agreement, dated as of March 2, 2016, was renewed through March 2019.  Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data” – Note 8. “Related Party Arrangements.”

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

Risks Related to Our Initial Public Offering

We have a limited operating history and there is no assurance that we will be able to achieve our investment objectives; the prior performance of other CNL affiliated entities may not be an accurate barometer of our future results.

We have a limited operating history and we may not be able to achieve our investment objectives. As a result, an investment in shares of our common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history. In addition, investors should not rely on the past performance of investments by other CNL affiliated entities to predict our future results. Our investment strategy and key employees may differ from the investment strategies and key employees of other CNL affiliated programs in the past, present and future.

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

Our healthcare investment portfolio currently includes one seniors housing community located in Pensacola, Florida and one medical office building located in Overland Park, Kansas. Neither we nor our advisor has presently identified any additional real property, debt or other investments to acquire with proceeds from our initial public offering. As a result, investors will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments that we have not yet identified prior to purchasing shares of our common stock. Investors must rely on our advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. We may invest in any asset classes, including those that present greater risk than real estate in the seniors housing, medical office building, acute care and post-acute care facility sectors. Because investors cannot evaluate our future investments in advance of purchasing shares of our common stock, a “blind pool” offering may entail more risk than other types of offerings. This additional risk may hinder investors’ ability to achieve their own personal investment objectives related to portfolio diversification, risk adjusted investment returns and other objectives.

We only own two properties, which increases the risk that adverse changes in the performance or value of those properties could materially affect our results of operations, our NAV and returns to our investors.

We currently own two real estate investments consisting of a seniors housing community and a medical office building. As a result, we are subject to greater risks associated with geographic and property-type concentration in a small number of assets. A decline in in the performance or value of those assets will adversely affect our performance and the value of the investments of our stockholders.

Our initial public offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make which could negatively impact an investment in shares of our common stock.

Our initial public offering is being made on a “best efforts” basis, whereby the broker dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in our initial public offering may be substantially less than the amount we would need to achieve a diversified portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantial funds, we will be thinly capitalized and will make fewer investments in properties, and will more likely focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

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

Because the current offering prices for our shares in our initial public offering exceed the net tangible book value per share, investors in our initial public offering will experience immediate dilution in the net tangible book value of their shares.

The offering prices in our primary public offering are based on the estimated NAV per share for each class, as determined by our board of directors, plus applicable upfront selling commissions and dealer manager fees. In addition, under our distribution reinvestment plan distributions will be reinvested in additional shares at prices per share equal to the current NAV per share for each class, as applicable. Our current public offering prices for our shares exceed our net tangible book value per share, which amount is the same for all three classes. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total book value of liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price in our initial public offering primarily as a result of (i) the substantial fees paid in connection with our initial public offering, including selling commissions, dealer manager fees and annual distribution and stockholder servicing fees, (ii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments, (iii) general and administrative expenses, (iv) accumulated depreciation and amortization of real estate investments, and (v) the issuance of stock dividends.  As of December 31, 2017, our net tangible book value per share of shares of our shares was $8.78.  To the extent we are able to raise substantial proceeds in our initial public offering, some of the expenses that cause dilution of the net tangible book value per share are expected to decrease on a per share basis, resulting in increases in the net tangible book value per share. This increase would be partially offset by increases in depreciation and amortization expenses related to our real estate investments.

The offering prices per share for each class of our shares in our initial public offering are primarily based on the estimated NAV per share of each class of our shares plus applicable upfront selling commissions and dealer manager fees, but also based upon subjective judgments, assumptions and opinions by management, which may or may not turn out to be correct. Therefore, the offering prices may not reflect the amount that might be paid to our stockholders for their shares in a market transaction and may not be indicative of the price at which our shares would trade if they were actively traded.

On March 14, 2018, our board of directors approved an estimated NAV per share of $10.06 for each class of shares of our common stock as of December 31, 2017. To assist FINRA members and their associated persons that participate in our initial public offering of common stock in meeting their customer account statement reporting obligations pursuant to applicable FINRA and NASD Conduct Rules, we will disclose in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and/or in our Current Reports on Form 8-K, our estimated NAV per share of each class of our shares. This estimated value per share will be accompanied by any disclosures required under the FINRA and NASD Conduct Rules.

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

Our board of directors determined the offering price of each class of our shares based upon a number of factors but primarily based on the estimated NAV per share of our shares determined by our board of directors. Although we established the estimated NAV per share generally in accordance with our valuation policy and certain recommendations and methodologies of the Investment Program Association, the valuation methodologies used by the independent valuation firm retained by our board of directors to estimate the value of our property and the estimated NAV of each class of our shares as of December 31, 2017 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. Our board of directors also took into consideration applicable upfront selling commissions and dealer manager fees in our initial public offering in establishing the current offering prices for each class of our shares. As a result of these, as well as other factors, the offering prices for each class of our shares in our initial public offering may not reflect the amount that might be paid to our stockholders for their shares in a market transaction or of the proceeds that stockholders would receive if we were liquidated or dissolved and the proceeds were distributed to our stockholders. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information regarding our policy with respect to valuations of our common stock.

The estimated NAV per share of each class of our shares is based upon a valuation of two of our properties as of December 31, 2017 and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio. The valuation and appraisal of that property are estimates of fair value and may not necessarily correspond to realizable value upon the sale of the property. Therefore, the estimated NAV per share for each class of our shares may not reflect the amount that would be realized upon a sale of our property.

On March 14, 2018, our board of directors approved a NAV per share of $10.06 for each class of shares of our common stock as of December 31, 2017. We intend to use this NAV as the estimated per share value of each class of our shares until the next net asset valuation approved by our board of directors. We expect to perform a net asset valuation at least annually. We will disclose future estimates of our NAV to stockholders in our filings with the Commission.

Further, the estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of December 31, 2017. We did not make any adjustments to the estimated NAV subsequent to December 31, 2017, including adjustments relating to, among others, the issuance of common stock, the payment of related offering costs, net operating income earned or distributions declared. The NAV of our shares will fluctuate over time in response to a number of factors, including but not limited to the proceeds raised from our initial public offering, future investments, the performance of individual assets in our portfolio, the management of those assets, and the real estate and finance markets.

For the purposes of calculating the estimated NAV per share of each class of our shares, we retained an investment banking firm as valuation expert to provide a range of per share values for our and a valuation of our property as of December 31, 2017. The valuation methodologies used to estimate the NAV of each class of our shares, as well as the value of one of our properties, involved certain subjective judgments, including but not limited to, discounted cash flow analysis. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and our valuation expert. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuation of the property may not correspond to the realizable value upon a sale of the asset. Because the price stockholders will pay for shares in our initial public offering is primarily based on the estimated NAV per share for each class of shares plus applicable upfront selling commissions and dealer manager fees, stockholders may pay more than realizable value for their investment when they purchase their shares or receive less than realizable value when they sell their shares.

The U.S. Department of Labor (“DOL”) has issued a final regulation revising the definition of “fiduciary” under ERISA and the Code, which may affect the marketing of investments in our shares in the future.

On April 8, 2016, the DOL issued a final regulation relating to the definition of a fiduciary under The Employee Retirement Income Security Act of 1974 (“ERISA”) and Section 4975 of the Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by benefit plans subject to ERISA and accounts subject to the requirements of Code Section 4975. The final regulation became effective June 9, 2017, but the related exemptions are currently being implemented in accordance with the “impartial conduct standards” outlined in the exemptions. The final regulation and the accompanying exemptions are complex, implementation may be further delayed and the final regulation remains subject to potential further revision prior to implementation. This investment is being offered to plan fiduciaries, the beneficial owners of IRAs, and other entities that hold ERISA plan assets or that are subject to laws similar to ERISA or Code Section 4975 only under limited circumstances through the use of an independent fiduciary, and we, our Advisor, and our respective affiliates are not providing advice (fiduciary or otherwise) in connection with this offering. Plan fiduciaries and IRA owners are urged to consult with their own advisors regarding the final regulation. The final regulation could have a negative effect on the marketing of investments in our shares to such plans or accounts and our capital raising.

Stockholders are limited in their ability to sell their shares of our common stock pursuant to our redemption plan, stockholders may not be able to sell any of their shares of our common stock back to us and, if stockholders do sell their shares, they may not receive the price they paid.

Our redemption plan may provide stockholders with only a limited opportunity to have their shares of our common stock redeemed by us at a price that may reflect a discount from the purchase price of the shares of our common stock being redeemed, after they have held them for a minimum of one year. Our common stock may be redeemed on a quarterly basis. However, our redemption plan contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. The aggregate amount of redemptions under our redemption plan will be determined on a quarterly basis in the sole discretion of the board of directors and may not exceed the aggregate amount of proceeds received from our distribution reinvestment plan during that quarter. In addition, we will not redeem, during any calendar year, more than five percent of the weighted-average number of Class A, Class T and Class I shares of common stock outstanding during the prior calendar year. Our board of directors may also determine from time to time to further limit redemptions when funds are needed for other business purposes. Moreover, if stockholders do sell their shares of common stock back to us pursuant to the redemption plan, they may not receive the same price they paid for any shares of our common stock being redeemed.

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

Until the proceeds from our initial public offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on the basis of generally accepted accounting principles (“GAAP”), to fully fund distributions to stockholders. Therefore, particularly during our offering stage, it is likely we will continue to fund a portion of distributions to our stockholders with cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in our initial public offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to our advisor or its affiliates, cash resulting from our advisor or its affiliates paying certain of our expenses, and proceeds from the sales of assets or from our cash balances. A significant portion of distributions paid to stockholders have been funded with the net proceeds from shares sold in our initial public offering. However, our advisor and its affiliates are under no obligation to defer or waive fees in order to support our distributions and there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment.

The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and potentially reduce the overall return on an investment in shares of our common stock and adversely impact and dilute the value of an investment in shares of our common stock. Because the prices at which we sell each class of our shares are fixed and we do not currently intend to change them, new investors will be impacted to the extent dilutive distributions in excess of earnings have been paid in prior periods as well as if they are paid in future periods. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted tax basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted tax basis in our stock will be reduced; and (ii) exceed a stockholder’s adjusted tax basis in our stock, such distributions will be included in income as long-term capital gain if the stockholder has held its shares for more than one year and otherwise as  short-term capital gain.

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

We intend to issue stock dividends to supplement our payment of cash distributions. However, because the offering prices of shares in our initial public offering are based on our NAV, which our board of directors determines annually, the NAV per share may not fully capture the value of our shares or changes in the value of our shares.  Therefore, investors who purchase our shares early in our initial public offering, as compared with later investors, may receive more shares for the same cash investment as a result of any stock dividends not received by later investors. Because later investors may own fewer shares for the same cash investment compared with earlier investors, and therefore be diluted compared to earlier investors, they are at greater risk of loss and may have a smaller voting interest.

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

Further, our success depends to a significant degree upon the contributions of, Stephen H. Mauldin, our chairman of the board, chief executive officer and president, Ixchell C. Duarte, our chief financial officer, senior vice president and treasurer, and John F. Starr, our chief operating officer, each of whom would be difficult to replace. If any of these key personnel were to cease their affiliation with us or our affiliates, we may be unable to find suitable replacement personnel, and our operating results could suffer. In addition, we have entered into an advisory agreement with our advisor which contains a non-solicitation and non-hire clause prohibiting us or our operating partnership from (i) soliciting or encouraging any person to leave the employment of our advisor; or (ii) hiring on our behalf or on behalf of our operating partnership any person who has left the employment of our advisor for one year after such departure. All of our executive officers and the executive officers of our advisor are also executive officers of CNL Healthcare Properties, Inc. or its advisor, both of which are affiliates of our advisor. In the event that CNL Healthcare Properties, Inc. internalizes the management functions provided by its advisor, such executive officers may cease their employment with us and our advisor. In that case, our advisor would need to find and hire an entirely new executive management team. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and our advisor may be unsuccessful in attracting and retaining such skilled personnel. We do not maintain key person life insurance on any of our officers.

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

CNL has one other public, non-traded real estate investment program that has investment objectives similar to ours, CNL Healthcare Properties, Inc., which is closed to new investors. Adverse results in any non-traded REITs on the CNL platform have the potential to affect CNL’s and our reputation among financial advisors and investors, which could affect our ability to raise capital.

Non traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the Commission.

Our securities, like other non-traded REITs, are sold through broker-dealers and financial advisors. Governmental regulatory organizations such as the Commission and self-regulatory organizations such as FINRA impose and enforce regulations on broker-dealers, investment advisers and similar financial services companies. In disciplinary proceedings in 2012, the Enforcement Division of FINRA required a broker-dealer to pay restitution to investors of a non-traded REIT in connection with the broker dealer’s sale and promotion activities. FINRA has also filed complaints against a broker-dealer firm with respect to (i) its solicitation of investors to purchase shares in a non-traded REIT without conducting a reasonable inquiry of investor suitability and (ii) its provision of misleading distribution information. In February 2014, four non-traded REITs with affiliated sponsors disclosed in public filings a settlement with the Commission with respect to allegations that these REITs misled investors about their share pricing methods, concealing inter-fund transactions and extra payments to executives.

The above-referenced proceedings have resulted in increased regulatory scrutiny from the Commission regarding non-traded REITs. As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker dealer channel for non-traded REITs, and accordingly we may face increased difficulties in raising capital. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such regulator inquiries could be expensive and distract our management.

Risks Related to Conflicts of Interest and our Relationships with our Advisor and its Affiliates

There will be competing demands on our officers and directors and they may not devote all of their attention to us, which could have a material adverse effect on our business and financial condition.

Our interested director, Stephen H. Mauldin, is also an officer and director of our advisor and other affiliated entities and may experience conflicts of interest in managing us because they also have management responsibilities for other companies including a company, CNL Healthcare Properties, Inc., that may invest in some of the same types of assets in which we may invest.  In addition, J. Chandler Martin, one of our independent directors, is also an independent director of CNL Healthcare Properties, Inc.  Substantially all of the other companies that they work for are affiliates of us and/or our advisor.  For these reasons, Mr. Mauldin and Mr. Martin each share their management time and services among those companies and us, will not devote all of their attention to us and could take actions that are more favorable to the other companies than to us.

Certain of our officers may also serve as officers of, and devote time to, CNL Healthcare Properties, Inc., another non traded REIT affiliated with our sponsor, and its advisor and other companies which may be affiliated with us in the future. These officers may experience conflicts of interest in managing us because they also have management responsibilities for one or more of such other programs. For these reasons, these officers will share their management time and services among these other programs and us, will not devote all of their attention to us and could take actions that are more favorable to the other programs than to us.

Other real estate investment programs sponsored by CNL or our sponsor use investment strategies that are similar to ours. Our advisor, its affiliates and their and our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

One or more real estate investment programs sponsored by CNL, our sponsor may seek to invest in properties and other real estate related investments similar to the assets we seek to acquire. Our sponsor has one other public, non-traded real estate investment program that has investment objectives similar to ours, CNL Healthcare Properties, Inc., which is managed by the same executive officers as us and invests in properties in the seniors housing, medical office building, acute care and post-acute care facility sectors. As a result, we may be buying properties and other real estate related investments at the same time as CNL Healthcare Properties, Inc. is buying properties and other real estate related investments in certain of the asset classes in which we focus. We cannot assure investors that properties we want to acquire will be allocated to us in this situation. CNL is not required to allocate each prospective investment to our advisor for review. Our advisor may choose a property that provides lower returns to us than a property allocated to CNL Healthcare Properties, Inc. In addition, we may acquire properties in geographic areas where other programs sponsored by CNL or our sponsor also invest. If one of such other programs sponsored by CNL or our sponsor attracts a tenant for which we are competing, we could suffer a loss of revenue due to delays in locating another suitable tenant. Investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment.

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

The impact of a slow economy could adversely affect certain of the properties in which we invest, and the financial difficulties of our tenants and operators could adversely affect us.

The impact of a slow economy could adversely affect certain of the properties in which we invest. Although a general downturn in the real estate industry would be expected to adversely affect the value of our properties, a downturn in the seniors housing, medical office building, acute care and post-acute care facility sectors in which we invest could compound the adverse effect. Recent economic weakness combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with the lack of available debt, could result in our tenants experiencing a decline in financial and operating performance and/or a decline in earnings from our TRS investments.

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

Healthcare, including the seniors housing, medical office building, acute care and post-acute care facility sectors, remains a dynamic, evolving industry. On March 23, 2010, the Patient Protection and Affordable Care Act of 2010 was enacted and on March 30, 2010, the Health Care and Education Reconciliation Act was enacted, which in part modified the Patient Protection and Affordable Care Act (collectively, the “Healthcare Reform Laws”). Together, the Healthcare Reform Laws serve as the primary vehicle for comprehensive healthcare reform in the United States. The Healthcare Reform Laws are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. The legislation became effective in a phased approach, beginning in 2010 and concluding in 2018. At this time, the effects of the legislation and its impact on our business are not yet known. Our business could be materially and adversely affected by the Healthcare Reform Laws and further governmental initiatives undertaken to repeal or otherwise modify the Healthcare Reform Laws.

Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.

If the U.S. experiences a weakening of the economy, states may be pressured to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to continued high unemployment, declines in family incomes and eligibility expansions authorized by the Healthcare Reform Laws. These potential reductions could be compounded by the potential for federal cost cutting efforts that could lead to reductions in reimbursement rates under the federal Medicare program, state Medicaid programs and other healthcare related programs, particularly if Healthcare Reform Laws do not yield expected results, are modified from their current form, or are replaced with new legislation. Potential reductions in reimbursements under these programs could negatively impact our business, financial condition and results of operations.

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

A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for taxable years ending prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.

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

Distributions that we make to our taxable stockholders to the extent of our current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income provided, individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective federal income tax rate on such dividends. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from non REIT corporations, such as our TRSs, or (3) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate.  Individuals, however, may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective federal income tax rate on such dividends. Although this does not adversely affect the taxation of REITs or the amount of dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Complying with REIT requirements may force us to forego or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage related securities. The remainder of our investment in securities (other than securities of one or more TRSs, government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than securities of one or more TRSs, government securities and qualified real estate assets), and no more than 20% (25% for taxable years ending prior to January 1, 2018) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

The President signed a tax reform bill into law on December 22, 2017 (the “Tax Cuts and Jobs Act”).

The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets were adjusted, the top federal income rate was reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations) and various deductions were eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate was reduced to 21%, and the corporate alternative minimum tax was repealed. Additionally, for taxable years beginning after December 31, 2017, the Tax Cuts and Jobs Act limits interest deductions for businesses, whether in corporate or pass-through form, to the sum of the taxpayer’s business interest income for the tax year and 30% of the taxpayer’s adjusted taxable income for the tax year. This limitation could apply to our operating partnership, underlying partnerships and potential taxable REIT subsidiaries. This limitation does not apply to an “electing real property trade or business.” We have not yet determined whether we or any of our subsidiaries will elect out of the new interest expense limitation or whether each of our subsidiaries is eligible to elect out. One consequence of electing to be an “electing real property trade or business” is that the new expensing rules will not apply to certain property used in an electing real property trade or business. In addition, in the case of an electing real property trade or business, real property and “qualified improvement property” are depreciated under the alternative depreciation system, with 40-year useful life for nonresidential real property and a 20-year useful life for qualified improvement property (although a potential drafting error makes the useful life for qualified improvement property uncertain). There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The Tax Cuts and Jobs Act makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us. For example, the Tax Cuts and Jobs Act amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the Internal Revenue Code. Such rule may cause us to recognize income before receiving any corresponding receipt of cash, which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which such income is recognized, although the precise application of this rule is unclear at this time. In addition, the Tax Cuts and Jobs Act reduced the limit for individual’s mortgage interest expense to interest on $750,000 of mortgages and does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). Such change and the reduction in deductions for state and local taxes (including property taxes) may potentially (and negatively) affect the markets in which we may invest.

Prospective stockholders are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals and their potential effect on investment in our common stock.

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

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally will be taxed to a non U.S. stockholder as if such gain were effectively connected with a U.S. trade or business unless an exception applies. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non U.S. stockholder does not own more than 10% of the class of our stock at any time during the one year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

Gain recognized by a non U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. In addition, “qualified foreign pension funds” and certain “qualified shareholders” are generally exempt from FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically controlled qualified investment entity.” A domestically controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non U.S. stockholders. We believe, but cannot assure our stockholders, that we will be a domestically controlled qualified investment entity.

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

As of December 31, 2017, we had investments in two real estate investment properties.  The following table sets forth details on our consolidated healthcare investment portfolio by asset class:

Name	Structure	Date Acquired	Encumbrance (in millions)	Purchase Price (in millions)
Medical Office
Mid America Surgery Institute	Leased	12/27/2017	$5.6	$14.0
Overland Park, KS ("Kansas City")
Seniors Housing
Summer Vista Assisted Living	RIDEA	3/31/2017	13.9	21.4
Pensacola, FL
			$19.5	$35.4

For more information about our properties, see Item 1 of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

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

Our board has adopted a valuation policy substantially consistent with the valuation policy set forth by the IPA in the IPA Valuation Guideline. The valuation process used by our board to determine an estimated NAV was designed generally in accordance with certain recommendations in the IPA Guidelines and our valuation policy.

In March 2018, our board initiated a process to estimate the Company’s NAV and engaged CBRE Capital Advisors, Inc. (“CBRE Cap”) to provide a report containing, among other things, a range for the estimated NAV per share of our common stock.  The valuation committee of our board, upon its receipt and review of the valuation report, concluded that the range of $9.71 and $10.40 for our estimated NAV per share for each class of our common stock proposed in CBRE Cap’s valuation report was reasonable, and recommended to the board that it adopt $10.06 as the estimated NAV per share of each class of our common stock. On March 14 2018, our board of directors accepted the recommendation of the valuation committee and approved $10.06, which is the midpoint of the range, as the estimated NAV per share of each class of our common stock outstanding as of December 31, 2017.  Our board of directors also approved offering prices for each class of shares of our common stock to be sold in our ongoing Primary Offering of $10.99 per share for Class A shares, $10.56 per share for Class T shares and $10.06 per share for Class I shares, based on the estimated NAV per share for each class of the Company’s common stock plus applicable upfront selling commissions and dealer manager fees, effective after close of business on March 15, 2018.  In addition, the price for the repurchase of shares under our redemption plan and the price for sales of shares under our Reinvestment Plan became equal to the estimated NAV per share for each class, as applicable.

For additional information on the determination of our estimated NAV, please refer to our Current Report on Form 8-K, filed with the Commission on March 15, 2018.

Stockholder Information

As of December 31, 2017, we had 933 stockholders of record.  The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

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
•

Redemption pricing shall be at the Company’s then-current NAV per share as published from time to time in our Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K; and

•

The aggregate amount of funds under the redemption plan will be determined on a quarterly basis in the sole discretion of our board of directors, and may be less than but shall not exceed the aggregate proceeds from our distribution reinvestment plan during that quarter. There is no guarantee that any funds will be set aside under the distribution reinvestment plan or otherwise made available for the redemption plan during any period during which redemptions may be requested.

Our board of directors has the ability, in their sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if it is deemed to be in our best interest.  There were no redemptions for the year ended December 31, 2017.

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent on a number of factors, including:

•

sources of cash available for distribution such as current year and inception to date cumulative cash flows from operating activities, Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO), as well as, expected future long-term stabilized cash flows, FFO and MFFO;

•	the proportion of distributions paid in cash compared to the amount being invested through our Reinvestment Plan;
•	limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and
•

other factors, including but not limited to, the avoidance of distribution and volatility, our objective of qualifying as a REIT, capital requirements, the general economic environment and other factors.

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

For the years ended December 31, 2017 and 2016, we declared cash distributions of approximately $0.8 million and $57,000, respectively, which are net of any class-specific expenses.  Of these amounts, approximately $0.4 million and $54,000, respectively, was paid in cash to stockholders and approximately $0.4 million and $3,000, respectively, was reinvested pursuant to our Reinvestment Plan.  In addition, for the years ended December 31, 2017 and 2016, we declared and made stock dividends of approximately 22,000 shares and 3,000 shares of common stock, respectively.   For the years ended December 31, 2017 and 2016, approximately 30% and 0% , respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 70% and 100%, respectively, of the distributions declared were considered to be funded with proceeds from our Offering.

The table in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presents total cash distributions declared and issued, including distributions reinvested in additional shares through our Reinvestment Plan, and cash flows from operating activities for each quarter in the years ended December 31, 2017 and 2016.

The following details the historical net investment value (“NIV”) or NAV per share, our monthly cash distributions, before class-specific expenses, and stock dividends per share:

Periods	NIV or NAV per Share (1)	Reinvestment Plan Price per Share	Monthly Cash Distributions	Monthly Stock Distributions
July 10, 2015 through March 31, 2017	$10.00	$10.00	$0.0350	0.00188125
April 1, 2017 through March 5, 2018 (2)	$10.00	$10.00	$0.0480	0.00100625

FOOTNOTES:

(1)	Price per share represents the net investment value through September 15, 2017. Subsequently, price per share represents the estimated NAV per share as determined by our board of directors.
(2)	In September 2017, our board of directors approved a NAV per share of $10.00 for each class of shares of our common stock as of June 30, 2017.

In March 2018, our board of directors approved a NAV per share of $10.06 for each class of shares of our common stock as of December 31, 2017.

The tax composition of our distributions declared for the years ended December 31, 2017 and 2016 were as follows:

	December 31,
Distribution Type	2017	2016
Return of capital	100.0%	100.0%

Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2017 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2018.  No amounts distributed to stockholders for the year ended December 31, 2017 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.  In determining the apportionment between taxable income and return of capital, the amounts distributed to stockholders (other than amounts designated as capital gains dividends) in excess of current or accumulated earnings and profits (“E&P”) are treated as a return of capital to the stockholders.  E&P is a statutory calculation which is derived from net income and determined in accordance with the Code.  It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders.

Unregistered Sales of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Secondary Sales of Registered Shares between Investors

None.

Use of Proceeds from Registered Securities

On March 2, 2016, our Registration Statement on Form S-11 (File No. 333-206017), covering a public offering of up to $2.0 billion shares of common stock, was initially declared effective under the Securities Act of 1933, as amended.  Our Primary Offering commenced on a “best efforts” basis wherein we are offering, in any combination, three classes of our common stock: Class A shares, Class T shares and Class I shares.  There are differing selling fees and commissions for each class of common stock.  We will also pay annual distribution and stockholder servicing fees, subject to certain underwriting compensation limits, on the Class T and Class I shares sold in the Primary Offering.  This is a continuous offering that will end no later than March 2, 2019, unless extended in accordance with applicable securities laws.  The use of proceeds from our Primary Offering was as follows as of December 31, 2017 (in thousands):

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,750,000,000
Shares sold (3)	2,123,140
Aggregate amount sold (3)	$30,569,378
Payment of underwriting compensation (4)	(1,456,902)	$(1,456,902)	$—
Net offering proceeds to the issuer	29,112,476
Purchases of real estate and development costs	(13,557,415)	—	(13,557,415)
Payment of investment services fees and acquisition expenses	(1,029,109)	(826,422)	(202,687)
Payment of capital expenditures	(22,806)	—	(22,806)
Repayments of mortgages and notes payable	(2,150,000)	—	(2,150,000)
Distributions to stockholders (5)	(162,496)	(115,442)	(47,054)
Remaining proceeds from the Primary Offering	$12,190,650

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
(5)

Until such time as we have sufficient operating cash flows from our assets, we may pay cash distributions, debt service and/or operating expenses from net proceeds of our Offering and borrowings.  The amounts presented above represent the net proceeds used for such purposes.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for CNL Healthcare Properties II, Inc. should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” (in thousands, except per share data):

	As of December 31,
Balance Sheet Data:	2017	2016	2015
Total real estate assets, net	$31,086	$—	$—
Intangibles, net	4,654	—	—
Cash	12,311	5,977	200
Total assets	48,354	6,409	200
Mortgages and notes payable, net	19,533	313	—
Total liabilities	21,844	576	—
Stockholders' equity	26,510	5,833	200
	Years Ended December 31,
Operating Data:	2017	2016 (1)	2015
Total revenues	$3,309	$—	$—
Operating loss	(629)	(313)
Net loss	(1,317)	(342)
Class A common stock:
Net loss attributable to Class A stockholders	$(441)	$(253)	$—
Net loss per share of Class A common stock outstanding (basic and diluted)	$(0.75)	$(0.84)	$—
Weighted average number of Class A common shares Outstanding (basic and diluted) (2)	585	301	$—
Distributions declared per Class A common share (3)	$0.5370	$0.1750	$—
Class T common stock:
Net loss attributable to Class T stockholders	$(833)	$(82)	$—
Net loss per share of Class T common stock outstanding (basic and diluted)	$(0.75)	$(0.84)	$—
Weighted average number of Class T common shares outstanding (basic and diluted) (2)	1,104	97	—
Distributions declared per Class T common share (3)	$0.4254	$0.1533	$—
Class I common stock:
Net loss attributable to Class I stockholders	$(43)	$(7)	$—
Net loss per share of Class I common stock outstanding (basic and diluted)	$(0.75)	$(0.84)	$—
Weighted average number of Class I common shares outstanding (basic and diluted) (2)	57	9	—
Distributions declared per Class I common share (3)	$0.5026	$0.1750	$—
Cash provided by (used in) operating activities	45	(295)	—
Cash used in investing activities	(35,834)	—	—
Cash provided by financing activities	41,851	6,072	—
Other Data:
FFO (4)	$(346)	$(342)	$—
MFFO (4)	(300)	(340)	—

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

(2)

For the purposes of determining the weighted average number of shares of common stock outstanding, stock dividends are treated as if such shares were outstanding as of July 11, 2016 (the date we commenced operations).  For the years ended December 31, 2017 and 2016, we declared and made stock dividends of approximately 22,000 and 3,000 shares of common stock, respectively.  The dividend of common shares to the recipients is non-taxable.

(3)

For the years ended December 31, 2017 and 2016, our net loss was approximately $1.3 million and $0.3 million, respectively, while cash distributions declared were approximately $0.8 million and $57,000, respectively. For the years ended December 31, 2017 and 2016, approximately 30% and 0%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 70% and 100%, respectively, of the distributions declared were considered to be funded with proceeds from our Offering.  For the years ended December 31, 2017 and 2016, 100.0% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.  No amounts distributed to stockholders for the years ended December 31, 2017 and 2016 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

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

For additional disclosures relating to FFO and MFFO, including a reconciliation of net loss to FFO and MFFO, for the years ended December 31, 2017 and 2016 refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations.”

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

We are committed to investing the proceeds of our Offering through strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our healthcare assets.  We have and generally expect to lease seniors housing properties to single member limited liability companies wholly-owned by TRS Holdings and engage independent third-party managers under management agreements to operate the properties as permitted under RIDEA structures; however, we may also lease our properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, post-acute care and acute care properties have and will be leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, we expect most investments will be wholly owned, although, we may invest through partnerships with other entities where we believe it is appropriate and beneficial.   We expect to invest in a combination of stabilized assets, new property developments and properties which have not reached full stabilization.  Finally, we also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types.  We generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property.  In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

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

Expanded Healthcare Insurance Coverage. As the U.S. population over the age of 65 increases, more Americans become entitled to Medicare to cover their increasing healthcare needs and related costs. In addition, under The Patient Protection and Affordable Care Act (the “Affordable Care Act”) and other legislation, healthcare insurance coverage has expanded in recent years to cover more of the non-elderly, lower income populations. According to the National Center for Health Statistics, less than 9 percent of the population did not have health insurance coverage at the beginning of 2016, down from 16 percent at the time the Affordable Care Act passed in 2010. The resulting expansion of U.S. healthcare insurance coverage has created an increase in demand for healthcare services and healthcare facilities of all types.  There is a risk however that the Affordable Care Act could be repealed in the future and may be replaced with new legislation, the effects of which are unknown at this time.  The impact of repealing existing legislation, or introducing new legislation, could materially increase the uninsured population in the U.S. who are not able to obtain or afford health insurance coverage. We believe efforts to preserve and increase access to care will remain a primary focus of the government.

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

Rising Healthcare Expenditures. The rise in the aging population, the expansion of U.S. healthcare insurance coverage through Medicare or other means, and medical technology innovations contribute to increasing healthcare expenditures. National healthcare spending is projected to grow 1.9 percentage points faster than Gross Domestic Product (GDP) per year over the 2017-25 period; as a result, the healthcare spending share of GDP is expected to rise from 18.3 percent in 2017 to 21.2 percent by 2025.

The following graph depicts the projected rise in the national healthcare expenditures in the U.S. between 2000 and 2025:

Source: 1-“National Health Expenditure Projections 2016-2025,” The Centers for Medicare & Medicaid Services, Office of the Actuary, National Health Statistics Group. 2-GDP Projections from “An Update to the Budget and Economic Outlook: 2017-2027”, Congressional Budget Office, June 2017.

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

Source: A Projection of Demand for Market Rate U.S. Seniors Housing 2015–2040, American Seniors Housing Association, Winter 2016.

The supply growth of certain seniors housing asset classes over the last decade declined following a boom in seniors housing development in the 1990’s. Since 2008, there has been modest growth in the total national inventory of seniors housing units according to National Investment Center for Seniors Housing & Care (“NIC”) data, with a compound annual growth rate of 2.1% for seniors housing facilities as of the end of 2017. However, the number of new seniors housing units under construction is increasing. Over this time period, muted supply growth has helped rental levels recover and occupancy improve despite a modest economic recovery. The following graph depicts seniors housing supply-demand trends for independent living and assisted living combined:

Source: National Investment Center for Seniors Housing & Care, NIC MAP Property Trend, Q4-2017

According to data from the NIC for the fourth quarter of 2017, overall seniors housing occupancy in the top 100 metropolitan statistical areas (“MSAs”) was 88.6%. As of the fourth quarter of 2017, occupancy was 1.5 percentage points above its cyclical low of 87.1% during the first quarter of 2010. In 2017, inventory of seniors housing units grew by 30,421 units. This growth in inventory during 2017 has contributed to a decline in overall occupancy by 0.7 percentage points from year end 2016. We believe seniors housing development will remain at an acceptable level given the growth in aging demographics, and that sufficient demand exists to absorb the new development units over time.

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

Medical Office Building and Acute Care Property Supply and Demand

Demographics and Existing Space. The increased demand for medical office buildings, acute care and post-acute care properties is also supported by an aging population and increased health insurance coverage. As Americans 65 years and older have longer life expectancies than in the past, their need for health related services is projected to increase the need for additional healthcare properties. In 2015, persons over age 65 were 15 percent of the U.S. population but accounted for 31 percent of physician visits in the U.S. According to the 2012 National Ambulatory Medical Care Survey, individuals over age 65 made an average of 6.6 visits to physicians’ offices in 2015, or 3.3 times the number of visits made by individuals under 45 years of age. The graph below depicts the average number of physicians’ visits in the U.S. by age group in 2015.

Source: CDC/NCHS, National Ambulatory Medical Care Survey, 2015

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

Liquidity and Capital Resources

General

Our primary source of capital for items other than acquisitions of real estate is expected to be the net proceeds from our Offering.  We will use such amounts for investments in properties and other permitted investments, as well as the payment or reimbursement of fees and expenses relating to the selection, acquisition and development of properties and other permitted investments.  Generally, once we are fully invested, we expect to meet cash needs for items other than acquisitions from our cash flows from operations, and we expect to meet cash needs for acquisitions from net proceeds from our Offering and borrowings.  However, until such time as we are fully invested, we may use proceeds from our Offering and/or borrowings to pay all or a portion of our operating expenses, distributions and debt service.

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

We intend to strategically leverage our real estate assets and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio.  Our ability to increase our diversification through borrowings could be adversely affected by credit market conditions, which could result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.  We may also be negatively impacted by rising interest rates on any unhedged variable rate debt or the timing of when we seek to refinance existing debt.  During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.  Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  As of December 31, 2017, our debt leverage ratio was approximately 40.4% of the aggregate carrying value of our assets.

Sources of Liquidity and Capital Resources

Common Stock Subscriptions

We have received gross offering proceeds sufficient to satisfy the minimum offering amounts in all states where we are conducting our offering except Pennsylvania.

For the years ended December 31, 2017 and 2016, we received aggregate subscription proceeds of approximately $24.4 million (2.3 million shares) and $6.4 million (0.6 million shares), respectively, and approximately $0.4 million (40,000 shares) and $3,000 (300 shares), respectively, of subscription proceeds received pursuant to our Reinvestment Plan.

For the period from January 1, 2018 through March 5, 2018, we received additional subscription proceeds of approximately $5.1 million (0.5 million shares).  We expect to continue to raise capital under our Offering.

Indebtedness

In August 2016, in connection with our Private Placement, we issued promissory notes to each of 125 separate investors for a total principal amount of $0.3 million (each a “Note” and collectively the “Notes”).  We owe interest on the Notes of approximately $70,000 per annum, which is payable semi-annually in arrears.  The Notes mature on June 30, 2046.  Some or all of the Notes may be prepaid at any time, in whole or in part, provided that (i) such prepayment include all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs prior to the second anniversary of the issue date of the Notes, we will pay on the date of such prepayment a one-time premium equal to approximately $31,000.  In connection with the issuance of the Notes, we placed approximately $0.4 million into a third-party escrow account to be held to repay the principal of the Notes and two semi-annual interest payments until such time as we raised at least $10 million in gross proceeds in our Offering, which occurred during the year ended December 31, 2017 and approximately $0.4 million was released from escrow to us.

In March 2017, we entered into a secured mortgage loan agreement with Synovus Bank and received approximately $16.1 million of proceeds from this mortgage loan, which were used to fund the acquisition of Summer Vista (“Summer Vista Loan”).  The Summer Vista Loan matures on April 1, 2022, subject to two one-year extension options provided certain conditions are met. The Summer Vista Loan accrues interest at a rate equal to the sum of the London Interbank Offered Rate (“LIBOR”) plus 2.85%, with monthly payments of interest only for the first 18 months, and monthly payments of interest and principal for the remaining 42 months using a 30-year amortization period with the remaining principal balance payable at maturity.  In December 2017, we paid the sum of approximately $2.2 million of the original outstanding principal balance of the Summer Vista Loan and as a result, the interest payable on the Summer Vista Loan was reduced to a rate equal to the sum of LIBOR plus 2.70% in accordance with the terms of the Summer Vista Loan.  We may prepay, without a penalty, all or any part of the Summer Vista Loan at any time.

In December 2017, in connection with the Mid America Surgery acquisition, we entered into a secured mortgage loan agreement with Synovus Bank (“Mid America Surgery Loan”) in the maximum aggregate principal amount of $8.4 million, of which approximately $5.6 million was funded in connection with the acquisition of Mid America Surgery and approximately $2.8 million can be funded upon request during the initial 36 month term of the loan provided certain debt service coverage requirements are met.  The Mid America Surgery Loan matures on December 15, 2020, subject to one two-year extension option provided certain conditions are met. The Mid America Surgery Loan accrues interest at a rate equal to the sum of the LIBOR plus 2.20%, with monthly payments of interest only during the initial 36 months of the term of the Mid America Surgery Loan with the principal balance payable at maturity.

Net Cash Provided By (Used In) Operating Activities

We experienced positive cash flow from operating activities for the year ended December 31, 2017 of approximately   $45,000 as compared to cash used in operating activities of approximately ($0.3) million for the year ended December 31, 2016. We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income (“NOI”) from our properties.

Expense Support Agreement

Pursuant to an amended and restated expense support and restricted stock agreement with our Advisor, (as amended, “Expense Support Agreement”), the Advisor has agreed to accept payment in the form of forfeitable restricted Class A shares of our common stock in lieu of cash for services rendered, applicable asset management fees and specified expenses we owe to the Advisor under the advisory agreement in the event we do not achieve established distribution coverage targets.  The amount of such expense support will be equal to the positive excess, if any, of (a) the aggregate cash distributions paid to stockholder in an applicable period calculated on the weighted average of the most recent estimated net asset value per share for each share class, over (b) our aggregate MFFO (as defined in the Expense Support Agreement) for such period determined on a cumulative basis.

During the year ended December 31, 2017, our cash flows from operating activities were positively impacted by the Expense Support Agreement.  For the year ended December 31, 2017, approximately $0.4 million of asset management fees and Advisor personnel expenses will be settled in the form of restricted stock pursuant to the Expense Support Agreement.  Any amounts settled, and for which restricted stock shares are issued, pursuant to the Expense Support Agreement are permanently settled and we have no further obligation to pay such amounts to our Advisor.

Refer to Note 8. “Related Party Arrangements” in Item 8. “Financial Statements and Supplementary Data” for additional information.

Uses of Liquidity and Capital Resources

Real Estate Acquisitions

During the year ended December 31, 2017, we acquired two consolidated operating properties, which represent our first two acquisitions of property, for an aggregate purchase price paid of approximately $35.8 million.  We expect to continue to expand our healthcare investment portfolio through additional acquisitions as we raise additional capital from our Offering.

Underwriting Compensation

From the time we broke escrow through March 2017, we had a maximum combined sales commissions, dealer manager fees and ongoing annual distribution and stockholder servicing fees (“Maximum Underwriting Fees”) payable to the Dealer Manager and participating broker-dealers totaling 9.75% of the gross proceeds for each share class of common stock sold in the Primary Offering.  In March 2017, we entered into an amended and restated dealer manager agreement, which reduced the Maximum Underwriting Fees from 9.75% to 8.5% of the gross proceeds for each share class of common stock sold in the Primary Offering.  The aforementioned reduction to our Maximum Underwriting Fees resulted in a lower amount of commissions and fees being paid to the Dealer Manager and provided for increased net proceeds from our Primary Offering to be available for investment.

For the year ended December 31, 2017, we paid approximately $1.4 million in underwriting compensation.  Under the terms of the amended and restated dealer management agreement, our Dealer Manager is entitled to receive selling commissions, dealer manager fees and/or annual distribution and stockholder servicing fees, which are based on the respective share class of our common stock sold, all or a portion of which may be reallowed to participating broker dealers.

Debt Repayments

During the year ended December 31, 2017, we paid approximately $2.2 million of total repayments which was comprised solely of repayments on our Summer Vista Loan. Refer to Item 8. “Financial Statements and Supplementary Data” – Note 7. “Indebtedness” for additional information.

As of year ended December 31, 2017, we have approximately $32,000 of debt obligations coming due in 2018 relating to scheduled repayments on the Summer Vista Loan. On an ongoing basis, we monitor our debt maturities, engage in dialogues with third-party lenders about various financing scenarios and are currently working and analyzing our overall portfolio borrowings in advance of the maturity dates of the aforementioned debt obligations to determine the optimal borrowing strategy.

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities.  We expect to have little cash flows from operations available for distribution until we make substantial investments.  There may be a delay between the sale of our common stock and the purchase of properties or other investments, which could result in a delay in our ability to generate cash flows to cover distributions to our stockholders.  Therefore, we may determine to pay some or all of our cash distributions from cash flows provided by financing activities, a component of which may include proceeds of our Offering and/or borrowings, whether collateralized by our assets or unsecured.  We have not established any limit on the extent to which we may use borrowings or proceeds of our Offering to pay distributions, and there is no assurance we will be able to sustain distributions at any level.

In February 2017, our board of directors increased monthly cash distributions for all share classes from $0.0350 to $0.0480 per share and reduced the stock dividend from 0.001881250 to .001006250 per share beginning with the April 1, 2017 declaration date.  We believe that this increase in cash distribution is attractive to investors, and we further believe that our total return, hybrid cash distribution-stock dividend strategy will allow us to take advantage of strategic opportunities to build assets and grow our portfolio through thoughtful investments.

The following table details our cash distributions per share and our total cash distributions paid, including distribution reinvestments, for the year ended December 31, 2017 (in thousands, except per share data):

	Cash Distributions per Share (1)			Cash Distributions Paid (2)			Cash
Periods	Class A Share	Class T Share	Class I Share	Cash Distributions Declared	Distribution Reinvestments	Cash Distributions net of Distribution Reinvestments	Flows Provided by (Used in) Operating Activities (3)
2017 Quarters
First	$0.1050	$0.0750	$0.1050	$73	$28	$45	$(154)
Second	0.1440	0.1168	0.1337	173	76	97	33
Third	0.1440	0.1169	0.1328	232	114	118	203
Fourth	0.1440	0.1167	0.1311	311	171	140	(37)
Year	$0.5370	$0.4254	$0.5026	$789	$389	$400	$45
2016 Quarters
First	$—	$—	$—	$—	$—	$—	$—
Second	—	—	—	—	—	—	—
Third	0.0700	0.0700	0.0700	20	—	20	(128)
Fourth	0.1050	0.0833	0.1050	37	3	34	(167)
Year	$0.1750	$0.1533	$0.1750	$57	$3	$54	$(295)

FOOTNOTES:

(1)

Our board of directors authorized monthly cash distributions on the outstanding shares of all classes of our common stock, beginning in August 2016 and continuing each month through March 31, 2017, in monthly amounts equal to $0.0350 per share, less class-specific expenses with respect to each class.  Beginning April 1, 2017 and continuing each month through December 31, 2017, monthly cash distributions on the outstanding shares of all classes of our common stock were declared in monthly amounts equal to $0.0480 per share, less class-specific expenses with respect to each class.

(2)	Represents cash distributions declared, the amount of distributions reinvested in additional shares through our Reinvestment Plan and the amount of Offering proceeds used to fund cash distributions.
(3)

For the years ended December 31, 2017 and 2016, our net loss was approximately $1.3 million and $0.3 million, respectively, while cash distributions declared were approximately $0.8 million and $57,000, respectively. For the years ended December 31, 2017 and 2016, approximately 30% and 0%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 70% and 100%, respectively, of the distributions declared were considered to be funded with proceeds from our Offering.  For the years ended December 31, 2017 and 2016, 100.0% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.

In December 2017, our board of directors declared a monthly cash distribution of $0.0480 and a monthly stock dividend of 0.00100625 shares on each outstanding share of common stock on January 1, 2018, February 1, 2018 and March 1, 2018.  These cash distributions and stock dividends are to be paid and distributed by March 31, 2018.

Results of Operations

From the time of our formation on July 10, 2015 (inception) through July 10, 2016, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock.  Operations commenced on July 11, 2016, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow.  We made our first acquisition on March 31, 2017 and as a result, the only operations as of December 31, 2016 were general and administrative expenses of approximately $0.3 million, acquisition fees and expenses of approximately $2,500 and interest expense of approximately $30,000.

The following is a discussion of our operations for the year ended December 31, 2017:

•

Resident fees and services, property operating expenses, and property management fees for the year ended December 31, 2017 were related entirely to our operation of Summer Vista property, which was acquired on March 31, 2017.

•	Rental income and tenant reimbursements for the year ended December 31, 2017 were related entirely to our Mid America Surgery property, which was acquired on December 27, 2017.
•

General and administrative expenses for the year ended December 31, 2017 were approximately $1.4 million, as compared to approximately $0.3 million for 2016, and were comprised primarily of directors’ and officers’ insurance, accounting and legal fees, Advisor personnel expenses and board of director fees. However, approximately $0.4 million of these Advisor personnel expenses will be settled in the form of restricted stock pursuant to the Expense Support Agreement and as such our general and administrative expenses were reduced by approximately $0.4 million for the year ended December 31, 2017.

•

Interest expense and loan cost amortization were approximately $0.6 million for the year ended December 31, 2017, as compared to $30,000 for 2016, and relate to our Summer Vista Loan as well as the Notes issued in connection with our private placement.

•

We incurred asset management fees payable to our Advisor for the year ended December 31, 2017 of approximately $0.1 million.  These asset management fees are expected to be settled in the form of restricted stock pursuant to the Expense Support Agreement and as such no asset management fees were recognized for the year ended December 31, 2017.  Monthly asset management fees equal to 0.0667% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.

•

Depreciation and amortization expenses were approximately $1.0 million for the year ended December 31, 2017 and relate to the acquisition of Summer Vista.  Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.

•	Income tax expense was approximately $0.1 million for the year ended December 31, 2017 related to operations at our TRS.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues and income to be derived from the acquisition and operation of properties and other permitted investments, other than those referred to in the risk factors identified in Item 1A. “Risk Factors.”

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues less property operating expenses and property management fees.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  From the time of our formation on July 10, 2015 (inception) through July 10, 2016, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock.  Operations commenced on July 11, 2016, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow.

The chart below illustrates our net losses, and NOI for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended
	December 31,		Change
	2017	2016	$	%
Net loss	$(1,317)	$(342)
Adjusted to exclude:
General and administrative expenses	918	310
Acquisition fees and expenses	—	2
Depreciation and amortization	971	—
Other expenses, net of other income	590	30
Income tax expense	98	—
NOI	$1,260	$—	$1,260	100.0%

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses for business combinations from a capitalization/depreciation model) to an expensed-as-incurred model that were put into effect in 2009, and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP and accounted for as operating expenses.  Our management believes these fees and expenses do not affect our overall long-term operating performance.  Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation.  While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases.  Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, has standardized a measure known as MFFO which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.  MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended.  We believe that because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we acquired our properties and once our portfolio is in place.  By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our properties have been acquired.  We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different non-listed REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way and as such comparisons with other REITs may not be meaningful.  Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders.  FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.  MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete.  FFO and MFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO and MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO.  In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Years ended December 31,
	2017	2016
Net loss	$(1,317)	$(342)
Adjustments to reconcile net loss to FFO
Depreciation and amortization	971	—
Total FFO	(346)	(342)
Straight-line rent adjustments	46	—
Acquisition fees and expenses (1)	—	2
Total MFFO	$(300)	$(340)
Class A common stock:
Weighted average number of Class A common shares outstanding (2)	585	301
Net loss per share of Class A common stock outstanding (basic and diluted)	$(0.75)	$(0.84)
FFO per share of Class A common stock outstanding (basic and diluted)	$(0.20)	$(0.84)
MFFO per share of Class A common stock outstanding (basic and diluted)	$(0.17)	$(0.84)
Class T common stock:
Weighted average number of Class T common shares outstanding (2)	1,104	97
Net loss per share of Class T common stock outstanding (basic and diluted)	$(0.75)	$(0.84)
FFO per share of Class T common stock outstanding (basic and diluted)	$(0.20)	$(0.84)
MFFO per share of Class T common stock outstanding (basic and diluted)	$(0.17)	$(0.84)
Class I common stock:
Weighted average number of Class I common shares outstanding (2)	57	9
Net loss per share of Class I common stock outstanding (basic and diluted)	$(0.75)	$(0.84)
FFO per share of Class I common stock outstanding (basic and diluted)	$(0.20)	$(0.84)
MFFO per share of Class I common stock outstanding (basic and diluted)	$(0.17)	$(0.84)

FOOTNOTES:

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

Contractual Obligations

The following table presents our contractual obligations by payment period as of December 31, 2017 (in thousands):

	Payments Due by Period
	2018	2019-2020	2021-2022	Thereafter	Total
Mortgages and notes payable (principal and interest)	$918	$7,757	$14,368	$1,991	$25,034
	$918	$7,757	$14,368	$1,991	$25,034

Related-Party Transactions

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, selling commissions, dealer manager fees, asset management fees and reimbursement of operating costs.

Our Advisor and its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to us, including personnel costs, subject to the limitation that, beginning on the earlier of four fiscal quarters (“Expense Year“) after (i) we make our first investment or (ii) six months after the commencement of the Offering, we will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income in any Expense Year unless approved by the independent directors.  We commenced our Offering in March 2016 and made our first investment in March 2017.  For the Expense Year ended December 31, 2017, our total operating expenses were in excess of this limitation by approximately $0.5 million.  As of December 31, 2017, we had received cumulative approvals by our independent directors for total operating expenses in excess of this limitation of approximately $0.7 million.  Our independent directors determined that the higher relationship of operating expenses to average invested assets was justified based on our being in the early stages of raising and deploying capital and the limited number of investments to date, both of which were impacted by the downtime required to modify the dealer manager agreement to reduce overall underwriting compensation as discussed above, and the cost of operating a public company.

As of December 31, 2017, our Advisor has incurred aggregate other organizational and offering expenses of approximately $6.3 million in connection with our formation, without reimbursement by us.  These expenses include, but are not limited to, SEC registration fees, FINRA filing fees, printing and mailing expenses, blue sky fees and expenses, legal fees and expenses, accounting fees and expenses, advertising and sales literature, transfer agent fees, due diligence expenses, personnel costs associated with processing investor subscriptions, escrow fees and other administrative expenses of the Offering.

See Item 8. “Financial Statements and Supplemental Data” – Note 8. “Related Party Arrangements” in the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2017.

Critical Accounting Policies and Estimates

See Item 8. “Financial Statements and Supplemental Data” – Note 2. “Significant Accounting Policies” for more information about our significant accounting policies.

Recent Accounting Pronouncements

See Item 8. “Financial Statements and Supplemental Data” – Note 2. “Significant Accounting Policies” for additional information about the impact of accounting pronouncements.

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

The fair market value of the Notes was approximately $0.3 million as of December 31, 2017, which was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

The following is a schedule of our variable rate debt maturities for each of the next five years and thereafter (principal maturities only) (in thousands):

	Expected Maturities							Fair
	2018	2019	2020	2021	2022	Thereafter	Total	Value (1)
Variable rate debt	$32	$199	$5,811	$224	$13,234	$—	$19,500	$19,595
Average interest rate on variable rate debt	LIBOR + 2.70%	LIBOR + 2.70%	LIBOR + 2.22%	LIBOR + 2.70%	LIBOR + 2.70%	LIBOR + 2.70%	LIBOR + 2.56%

FOOTNOTE:

(1)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2018, compared to LIBOR rates as of December 31, 2017, would result in fluctuation of interest expense on our variable rate debt of approximately $0.2 for the year ended December 31, 2017. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest swap contracts, or the impact of any LIBOR floors or caps.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CNL Healthcare Properties II, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNL Healthcare Properties II, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

Certified Public Accountants

We have served as the Company’s auditor since 2016.

Orlando, Florida

March 15, 2018

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Real estate investment properties, net	$31,085,939	$—
Cash	12,310,920	5,977,241
Intangibles, net	4,653,504	―
Other assets	192,423	48,928
Restricted cash	110,999	383,000
Total assets	$48,353,785	$6,409,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages and notes payable, net	$19,532,986	$312,500
Due to related parties	1,023,909	240,651
Accounts payable and accrued liabilities	836,647	23,263
Other liabilities	450,311	―
Total liabilities	21,843,853	576,414
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; none issued or outstanding	―	―
Class A Common stock, $0.01 par value per share, 1,200,000,000 shares authorized; 808,011 and 325,119 shares both issued and outstanding, respectively	8,080	3,251
Class T Common stock, $0.01 par value per share, 700,000,000 shares authorized; 2,049,223 and 308,587 shares both issued and outstanding, respectively	20,492	3,086
Class I Common stock, $0.01 par value per share, 100,000,000 shares authorized; 160,490 and 8,454 shares both issued and outstanding, respectively	1,605	85
Capital in excess of par value	28,984,932	6,226,141
Accumulated loss	(1,658,977)	(342,447)
Accumulated distributions	(846,200)	(57,361)
Total stockholders' equity	26,509,932	5,832,755
Total liabilities and stockholders' equity	$48,353,785	$6,409,169

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016
Revenues:
Resident fees and services	$3,290,191	$—
Rental income and tenant reimbursements	18,624	―
Total revenues	3,308,815	―
Operating expenses:
Property operating expenses	1,852,057	―
General and administrative expenses	917,700	309,998
Property management fees	196,632	―
Depreciation and amortization	971,389	―
Acquisition fees and expenses	―	2,500
Total operating expenses	3,937,778	312,498
Operating loss	(628,963)	(312,498)
Other income (expense):
Interest and other income	66	―
Interest expense and loan cost amortization	(589,540)	(29,949)
Total other expense	(589,474)	(29,949)
Loss before income taxes	(1,218,437)	(342,447)
Income tax expense	98,093	―
Net loss	$(1,316,530)	$(342,447)
Class A common stock:
Net loss attributable to Class A stockholders	$(440,931)	$(253,380)
Net loss per share of Class A common stock outstanding (basic and diluted)	$(0.75)	$(0.84)
Weighted average number of Class A common shares outstanding (basic and diluted)	584,653	301,272
Distributions declared per Class A common share	$0.5370	$0.1750
Class T common stock:
Net loss attributable to Class T stockholders	$(832,661)	$(81,792)
Net loss per share of Class T common stock outstanding (basic and diluted)	$(0.75)	$(0.84)
Weighted average number of Class T common shares outstanding (basic and diluted)	1,104,068	97,252
Distributions declared per Class T common share	$0.4254	$0.1533
Class I common stock:
Net loss attributable to Class I stockholders	$(42,938)	$(7,275)
Net loss per share of Class I common stock outstanding (basic and diluted)	$(0.75)	$(0.84)
Weighted average number of Class I common shares outstanding (basic and diluted)	56,934	8,650
Distributions declared per Class I common share	$0.5026	$0.1750

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Class A		Class T		Class I		Capital in			Total
	Number	Par	Number	Par	Number	Par	Number	Par	Excess of	Accumulated	Accumulated	Stockholders'
	of Shares	Value	of Shares	Value	of Shares	Value	of Shares	Value	Par Value	Loss	Distributions	Equity
Balance at December 31, 2015	20,000	$200	―	$—	―	$—	―	$—	$199,800	$—	$—	$200,000
Conversion of initial common stock shares	(20,000)	(200)	20,000	200	―	—	―	―	―	―	―	―
Subscriptions received for common stock, including distribution reinvestments	―	―	302,430	3,024	308,138	3,082	8,375	84	6,380,503	―	―	6,386,693
Stock dividends issued	―	―	2,689	27	449	4	79	1	(32)	―	―	―
Stock issuance and offering costs	―	―	―	―	―	―	―	―	(354,130)	―	―	(354,130)
Net loss	―	―	―	―	―	―	―	―	―	(342,447)	―	(342,447)
Cash distributions declared	―	―	―	―	―	―	―	―	―	―	(57,361)	(57,361)
Balance at December 31, 2016	―	$—	325,119	$3,251	308,587	$3,086	8,454	$85	$6,226,141	$(342,447)	$(57,361)	$5,832,755
Subscriptions received for common stock, including distribution reinvestments	―	―	475,217	$4,752	1,727,141	$17,271	151,414	$1,514	$24,802,273	$—	$—	$24,825,810
Stock dividends issued	―	―	7,675	77	13,495	135	622	6	(218)	―	―	―
Stock issuance and offering costs	―	―	―	―	―	―	―	―	(2,043,264)	―	―	(2,043,264)
Net loss	―	―	―	―	―	―	―	―	―	(1,316,530)	―	(1,316,530)
Cash distributions declared	―	―	―	―	―	―	―	―	―	―	(788,839)	(788,839)
Balance at December 31, 2017	―	$—	808,011	$8,080	2,049,223	$20,492	160,490	$1,605	$28,984,932	$(1,658,977)	$(846,200)	$26,509,932

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Operating activities:
Net loss	$(1,316,530)	$(342,447)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	971,389	―
Amortization of loan costs	33,000	―
Straight-line rent adjustments	46,175	―
Deferred income tax benefit	(29,107)	―
Changes in operating assets and liabilities:
Other assets	(111,387)	(48,928)
Due to related parties	123,689	73,545
Accounts payable and accrued liabilities	320,659	23,263
Other liabilities	6,622	―
Net cash flows provided by (used in) operating activities	44,510	(294,567)
Investing activities:
Acquisition of properties	(35,779,205)	―
Capital expenditures	(54,785)	―
Net cash used in investing activities	(35,833,990)	―
Financing activities:
Subscriptions received for common stock through primary offering	24,437,278	6,132,100
Subscriptions received for common stock through private placement	―	251,250
Payment of underwriting compensation	(1,383,696)	(184,532)
Payment of cash distributions, net of distribution reinvestments	(400,306)	(56,510)
Proceeds from mortgages and notes payable	21,650,000	312,500
Repayments on mortgages and notes payable	(2,150,000)
Payment of loan costs	(302,118)	―
Net cash flows provided by financing activities	41,851,158	6,454,808
Net increase in cash and restricted cash	6,061,678	6,160,241
Cash and restricted cash at beginning of year	6,360,241	200,000
Cash and restricted cash at end of year	$12,421,919	$6,360,241
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$506,787	$29,363
Cash paid during the period for income taxes	$300	$—
Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Acquisition fees and expenses related to asset acquisition	$6,000	$—
Selling commissions and Dealer Manager fees	$28,150	$12,373
Annual distribution and stockholder servicing fee	$798,525	$154,733
Assumption of liabilities on acquisition of properties	$530,452	$—

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

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

YEAR ENDED DECEMBER 31, 2017

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

2.	Summary of Significant Accounting Policies (continued)

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

Cash — Cash consists of demand deposits at commercial banks with original maturities of three months or less.  As of December 31, 2017, certain of the Company’s cash deposits exceeded federally insured amounts.  However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safeguarding principal.  The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash — Certain cash balances are escrowed to fund capital expenditures, property taxes and/or insurance as required by the loan or lease terms.

Loan Costs — Loan costs paid in connection with obtaining indebtedness are deferred and amortized over the estimated life of the indebtedness using the effective interest method.  Loan costs are presented as a direct deduction from the carrying amount of the related indebtedness in the balance sheet.

Deferred Lease-Related Costs – The Company defers lease-related costs that it incurs to obtain new or extend existing leases. The Company amortizes these costs using the straight-line method of accounting over the shorter of the respective lease term or estimated useful life.  If a lease is terminated or modified prior to its scheduled expiration, the Company recognizes a loss on lease termination related to the unamortized deferred lease-related costs not deemed to be recoverable.

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

Rental income from operating leases is recorded on the straight-line basis over the terms of the leases for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term.  The Company records the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to deferred rent included as other assets in the accompanying consolidated balance sheets.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

2.	Summary of Significant Accounting Policies (continued)

Tenant reimbursement income represents amounts tenants are required to reimburse the Company for expenses incurred on behalf of the tenants, in accordance with the terms of the leases and are recognized in the period in which the related reimbursable expenses are incurred.

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

The Company has formed a subsidiary that may elect to be taxed as a TRS for U.S. federal income tax purposes.  Under the provisions of the Internal Revenue Code and applicable state laws, a TRS will be subject to taxation on taxable income from its operations. The Company will account for federal and state income taxes with respect to a TRS using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards.

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

Shares Based Payments to Non-Employees — In connection with an expense support arrangement described in Note 8. “Related Party Arrangements,” the Company may issue forfeitable restricted Class A shares of common stock (“Restricted Stock”) to the Advisor on an annual basis in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

2.	Summary of Significant Accounting Policies (continued)

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

Adopted Accounting Pronouncements — In August 2016, the Financial Accounting Standards Board issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  The ASU further clarified how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied retrospectively for each period presented.  Subsequently, in November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which modifies the presentation of the statement of cash flows and requires reconciliation to the overall change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.   As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents.   The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied retrospectively for each period presented.   The Company early adopted both ASU 2016-15 and ASU 2016-18 on January 1, 2017; the adoption of which impacts the Company’s presentation of its statement of cash flows for all periods presented, but did not have an impact on the Company’s consolidated balance sheets or consolidated statements of operations. The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s consolidated statement of cash flows for the years ended December 31, 2016:

	As filed December 31, 2016	Adjustments	Adjusted December 31, 2016
Financing activities:
Private Placement escrow	$(383,000)	$383,000	$—
Net cash flows provided by financing activities	$6,071,808	$383,000	$6,454,808
Net increase in cash and restricted cash	$5,777,241	$383,000	$6,160,241
Cash and restricted cash at beginning of period	200,000	―	200,000
Cash and restricted cash at end of period	$5,977,241	$383,000	$6,360,241

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

2.	Summary of Significant Accounting Policies (continued)

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties that are under Common Control,” which requires an entity to consider its indirect interests held by related parties that are under common control on a proportionate basis when evaluating whether the entity is a primary beneficiary of a VIE. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016.  The Company has adopted ASU 2016-17 on January 1, 2017; the adoption of which did not have a material impact to its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business and provides a framework by which to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied prospectively for each period presented.  The Company early adopted ASU 2017-01 on January 1, 2017; the adoption of which did have a material impact on the Company’s consolidated financial statements as a result of two properties the Company acquired being considered asset acquisitions.

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606).  The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts).  The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted. In addition, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20),” which clarifies the scope of subtopic 610-20, that was issued as a part of ASU 2014-09, as it relates to an in substance nonfinancial asset and must be adopted concurrently with ASC 606.  Both ASUs can be adopted using one of two retrospective transition methods: (i) retrospectively to each prior reporting period presented or (ii) as a cumulative-effect adjustment as of the date of adoption. The Company adopted these ASUs using the modified retrospective approach as its transition method effective January 1, 2018; the adoption of which did not have a material impact to its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The ASU is to be applied using a modified retrospective approach.  The Company expects that adoption will impact the Company’s consolidated financial statements and related financial statement disclosures; specifically, the Company’s consolidated financial position as it relates to the required presentation for arrangements such as ground leases in which the Company is the lessee.  However, the Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated results of operations or cash flows.  In addition, while still in exposure draft, the FASB has proposed a practical expedient for lessors allowing them to elect to not separate lease and non-lease components in a contract for the purpose of revenue recognition and disclosure if certain criteria are met.  If the proposed practical expedient is finalized, the Company plans to elect the practical expedient.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

2.	Summary of Significant Accounting Policies (continued)

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

3.	Acquisitions

Real Estate Investment Properties — During the year ended December 31, 2017, the Company acquired the following two properties, which were comprised of one MOB and one seniors housing community:

Name and Location	Structure	Date Acquired	Purchase Price (in thousands)
Medical Office
Mid America Surgery Institute	Modified Lease	12/27/2017	$14,000
Overland Park, KS ("Kansas City")
Seniors Housing
Summer Vista Assisted Living	Managed	3/31/2017	21,400
Pensacola, FL

The following summarizes the purchase price allocation for the above properties, and the estimated fair values of the assets acquired and liabilities assumed:

Land and land improvements	$2,650,216
Buildings and building improvements	28,109,037
Furniture, fixtures and equipment	857,338
Intangibles (1)	5,039,456
Other liabilities	(340,390)
Liabilities assumed	(530,452)
Total purchase price consideration	$35,785,205

FOOTNOTE:

(1)

At the acquisition date, the weighted-average amortization period on the acquired lease intangibles for the year ended December 31, 2017 was approximately 17.4 years.  The acquired lease intangibles during the year ended December 31, 2017 were comprised of approximately $3.5 million and $1.5 million of in-place lease intangibles and ground lease intangibles, respectively.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of December 31, 2017 are as follows:

December 31, 2017
Land and land improvements	$2,683,051
Building and building improvements	28,109,037
Furniture, fixtures and equipment	879,288
Less: accumulated depreciation	(585,437)
Real estate investment properties, net	$31,085,939

Depreciation expense on the Company’s real estate investment properties, net was approximately $0.6 million for the year ended December 31, 2017.

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of December 31, 2017 are as follows:

December 31, 2017
In-place lease intangibles	$3,495,632
Below-market ground lease intangibles	1,543,824
Less: accumulated amortization	(385,952)
Intangible assets, net	$4,653,504
Below-market lease intangibles	$(340,390)
Less: accumulated amortization	—
Intangible liabilities, net (1)	$(340,390)

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $0.4 million for the year ended December 31, 2017, all of which were included in depreciation and amortization in the accompanying consolidated statements of operations.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter, in the aggregate, as of December 31, 2017 is as follows:

	In-place Lease Intangibles	Below- market Ground Leases	Total Assets	Below- market Leases	Total Liabilities
2018	$742,345	39,585	$781,930	$30,551	$30,551
2019	613,694	39,585	653,279	30,551	30,551
2020	198,353	39,585	237,938	27,101	27,101
2021	188,557	39,585	228,142	25,951	25,951
2022	188,557	39,585	228,142	25,951	25,951
Thereafter	1,178,174	1,345,899	2,524,073	200,285	200,285
	$3,109,680	1,543,824	$4,653,504	$340,390	$340,390

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

5.	Intangibles, net (continued)

Weighted average remaining useful life as of December 31, 2017 (in years):

In-place Lease Intangibles	Below- market Ground Leases	Below- market Leases
9.7	39.0	14.7

6.	Operating Leases

As of December 31, 2017, the Company owned one property that was leased to tenants on a modified gross basis, and accounted for as operating leases.  The Company’s leases had a weighted average remaining lease term of 9.1 years based on annualized base rents expiring between 2020 and 2037, subject to the tenants’ options to extend the lease periods ranging from five to ten years.  In addition, certain tenants hold options to extend their leases for multiple periods.

Under the terms of the multi-tenant lease agreements that have third-party property managers, each tenant is responsible for the payment of their proportionate share of property taxes, general liability insurance, utilities, repairs and common area maintenance. These amounts are billed monthly and recorded as tenant reimbursement income in the accompanying consolidated statements of operations.

The following are future minimum lease payments to be received under non-cancellable operating leases for the next five years and thereafter, in the aggregate, as of December 31, 2017:

2018	$1,010,583
2019	1,059,884
2020	1,008,129
2021	1,004,516
2022	1,023,166
Thereafter	4,518,797
$9,625,075

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above- and below-market lease intangibles and base rent attributable to any renewal options exercised by the tenants in the future.

7.	Indebtedness

In March 2017, in connection with the Summer Vista acquisition, the Company entered into a secured mortgage loan agreement with Synovus Bank in the amount of approximately $16.1 million. The Summer Vista Loan matures on April 1, 2022, subject to two one-year extension options provided certain conditions are met. The Summer Vista Loan accrues interest at a rate equal to the sum of the LIBOR plus 2.85%, with monthly payments of interest only for the first 18 months of the term of the Summer Vista Loan, and monthly payments of interest and principal for the remaining 42 months of the term of the Summer Vista Loan using a 30-year amortization period with the remaining principal balance payable at maturity.  In December, 2017, the Company paid approximately $2.2 million of the outstanding principal balance of the Summer Vista Loan and as a result, the interest rate on the Summer Vista Loan was reduced to a rate equal to the sum of LIBOR plus 2.70% in accordance with the terms of the Summer Vista Loan.  The Company may prepay, without a penalty, all or any part of the Summer Vista Loan at any time.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

7.	Indebtedness (continued)

In December 2017, in connection with the Mid America Surgery acquisition, the Company entered into a secured mortgage loan agreement with Synovus Bank in the maximum aggregate principal amount of $8.4 million, of which approximately $5.6 million was funded in connection with the acquisition of Mid America Surgery and approximately $2.8 million can be funded upon request during the initial 36 month term of the loan provided certain debt service coverage requirements are met.  The Mid America Surgery Loan matures on December 15, 2020, subject to one two-year extension option provided certain conditions are met. The Mid America Surgery Loan accrues interest at a rate equal to the sum of the LIBOR plus 2.20%, with monthly payments of interest only during the initial 36 months of the term of the Mid America Surgery Loan with the principal balance payable at maturity.

The following table provides details of the Company’s indebtedness as of December 31, 2017 and December 31, 2016:

	December 31,
	2017	2016
Mortgages and notes payable:
Mortgage loans (1)	$19,500,000	$—
Notes payable	312,500	312,500
Mortgages and notes payable	19,812,500	312,500
Loan costs, net	(279,514)	—
Total mortgages and notes payable, net	$19,532,986	$312,500

FOOTNOTE:

(1)	As of December 31, 2017, the Company’s mortgage loans are collateralized by the Summer Vista and Mid America Surgery properties.

The fair market value of the mortgages and notes payable was approximately $19.9 million as of December 31, 2017, which is based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values is categorized as Level 3 on the three-level valuation hierarchy.

The following is a schedule of future principal payments and maturity for the Company’s indebtedness for the next five years and thereafter, in the aggregate, as of December 31, 2017:

2018	$32,036
2019	199,072
2020	5,811,350
2021	224,386
2022	13,233,156
Thereafter	312,500
$19,812,500

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

8.	Related Party Arrangements

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

Dealer Manager — From the commencement of the Offering through March 19, 2017, the Dealer Manager received a selling commission of up to 7% of the sale price for each Class A share and 2% of the sale price for each Class T share sold in the Primary Offering, all or a portion of which was reallowed to participating broker dealers.  In addition, the Dealer Manager received a dealer manager fee in an amount equal to 2.75% of the price of each Class A share or Class T share sold in the Primary Offering, all or a portion of which was reallowed to participating broker dealers.  In March 2017, the Company entered into an amended and restated dealer manager agreement, which reduced the maximum combined sales commissions, dealer manager fees and ongoing annual distribution and stockholder servicing fees payable to the Dealer Manager and participating broker-dealers from 9.75% to 8.5% of the gross proceeds for each share class of common stock sold in the Primary Offering.  Effective March 20, 2017, the Dealer Manager receives a combined selling commission and dealer manager fee of up to 8.5% of the sale price for each Class A share and up to 4.75% of the sale price for each Class T share sold in the Primary Offering, all or a portion of which may be reallowed to participating broker dealers.  In addition, effective March 20, 2017, for Class T shares sold in the Primary Offering, the Dealer Manager may choose the respective amounts of the commission and dealer manager fee, provided that the selling commission shall not exceed 3.0% of the gross proceeds from the completed sale of such Class T shares.  Effective March 20, 2017, the Company and the Dealer Manager also agreed that the Company will cease paying the annual distribution and stockholder servicing fee of 1.00% and 0.50%, for Class T and Class I shares, respectively (described further below), if the total underwriting compensation, comprised of the dealer manager fees, selling commissions, and annual distribution and stockholder servicing fees, payable to broker-dealers in connection with the sale of Class T and Class I shares in the Primary Offering exceeds 8.5% of the gross offering price of such Class T or Class I shares, respectively.  Prior to March 20, 2017, the 8.5% cap was set as 9.75%.  Separately, the Company’s stockholders approved an amendment to the Company’s charter that provides, among other things, that Class T and Class I shares will convert into Class A shares on the earlier of a number of specified times, including the end of the month in which the total underwriting compensation paid with respect to such shares purchased in the Primary Offering exceeds 8.5% of the purchase price.  To the extent stockholders that purchased Class A shares on the terms in effect prior to March 20, 2017 would have paid lower selling commissions and/or dealer manager fees on the terms in effect subsequently, the Advisor, or one of its affiliates, issued them a refund in March 2017.  To the extent participating broker-dealers that sold Class T or Class I shares on the terms in effect prior to March 20, 2017 were entitled to greater ongoing annual distribution and stockholder servicing fees with respect to such sales compared to sales made on the terms in effect subsequently, the Advisor paid this liability on behalf of the Company.  As a result of the overall reduction in underwriting compensation, the Company recorded an approximate $0.1 million reduction in its liability related to annual distribution and stockholder servicing fees for Class T and Class I shares sold through March 19, 2017.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

8.	Related Party Arrangements (continued)

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

8.	Related Party Arrangements (continued)

The Advisor, its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to the Company, including personnel costs, subject to the limitation that the Company will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of its average invested assets or 25% of its net income in any Expense Year unless approved by the independent directors.  The Company commenced its Primary Offering in March 2016 and made its first investment in March 2017.  For the Expense Year ended December 31, 2017, the Company’s total operating expenses were in excess of this limitation by approximately $0.5 million. As of December 31, 2017, the Company had received cumulative approvals by its independent directors for total operating expenses in excess of this limitation of approximately $0.7 million. The Company’s independent directors determined that the higher relationship of operating expenses to average invested assets was justified based on the Company being in the early stages of raising and deploying capital and the limited number of investments to date, both of which were impacted by the downtime required to modify the dealer manager agreement to reduce overall underwriting compensation as discussed above, and the cost of operating a public company.

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

For the years ended December 31, 2017 and 2016, the Company paid cash distributions of approximately $0.1 million and $47,000, respectively, and issued stock dividends of approximately 4,100 shares and 2,500 shares to the Advisor.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

8.	Related Party Arrangements (continued)

The following fees for services rendered are expected to be settled in the form of Restricted Stock pursuant to the Expense Support Agreement for the year ended December 31, 2017 and cumulatively as of December 31, 2017:

	Year Ended	As of
	December 31,	December 31,
	2017	2017
Fees for services rendered:
Asset management fees	$130,366	$130,366
Advisor personnel expenses (1)	436,403	436,403
Total fees for services rendered	$566,769	$566,769
Then-current NAV	$10.06	$10.06
Restricted Stock shares (2)	56,339	56,339

FOOTNOTES:

(1)

Amounts consist of personnel and related overhead costs of the Advisor or its affiliates (which, in general, are those expenses relating to the Company’s administration on an on-going basis) that are reimbursable by the Company.

(2)

Represents Restricted Stock shares expected to be issued to the Advisor as of December 31, 2017 pursuant to the Expense Support Agreement.  No fair value was assigned to the Restricted Stock shares as the shares are expected to be valued at zero upon issuance, which represents the lowest possible value estimated at vesting.  In addition, the Restricted Stock shares will be treated as unissued for financial reporting purposes until the vesting criteria are met.

The fees payable to the Dealer Manager for the year ended December 31, 2017, and related amounts unpaid as of December 31, 2017 are as follows:

	Years Ended		Unpaid amounts as of(1)
	December 31,		December 31,
	2017	2016	2017	2016
Selling commissions (2)	$666,532	$97,022	$10,000	$6,550
Dealer Manager fees (2)	619,123	99,883	18,150	5,823
Distribution and stockholder servicing fees (2)	757,609	157,225	798,524	154,733
	$2,043,264	$354,130	$826,674	$167,106

The expenses incurred by and reimbursable to the Company’s related parties for the year ended December 31, 2017, and related amounts unpaid as of December 31, 2017 are as follows:

	Years Ended		Unpaid amounts as of(1)
	December 31,		December 31,
	2017	2016	2017	2016
Reimbursable expenses:
Operating expenses (3)	$983,493	$206,868	$197,235	$73,545
Acquisition fees and expenses (4)	29,922	―	―	―
	1,013,415	206,868	197,235	73,545
Investment service fees (5)	796,500	―	―	―
Asset management fees (6)	130,366	―	―	―
	$1,940,281	$206,868	$197,235	$73,545

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying consolidated statements of stockholders’ equity.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

8.	Related Party Arrangements (continued)
(3)

Amounts are recorded as general and administrative expenses in the accompanying consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying consolidated balance sheets. Amounts include approximately $0.4 million and $0.1 million of personnel expenses of affiliates of the Advisor for the years ended December 31, 2017 and 2016, respectively.

(4)	Amounts are capitalized as a component of the cost of the assets acquired and allocated on a relative fair value basis.
(5)

For the year ended December 31, 2017, the Company incurred approximately $0.8 million in investment services fees all of which was capitalized and included in real estate investment properties, net in the accompanying consolidated balance sheets. No such fees were incurred for the year ended December 31, 2016.

(6)

For the year ended December 31, 2017, the Company incurred approximately $0.1 million in asset management fees, all of which are expected to be settled in accordance with the terms of the Expense Support Agreement.  No such fees were incurred for the year ended December 31, 2016.

9.	Equity

Subscription Proceeds — As of the years ended December 31, 2017 and 2016, the Company had received aggregate subscription proceeds of approximately $31.4 million (3.0 million shares) and $6.6 million (0.6 million shares), respectively, which both include $200,000 (20,000 shares) of subscription proceeds received from the Advisor prior to the commencement of the Offering, approximately $251,250 (25,125 shares) of subscription proceeds received in connection with a private placement made in 2016 and approximately $391,900 (39,200 shares) and $3,000 (300 shares), respectively, of subscription proceeds pursuant to the Reinvestment Plan.

Distributions — For the years ended December 31, 2017 and 2016, the Company declared and paid cash distributions of approximately $0.8 million and $57,000, respectively, which were net of class-specific expenses.  In addition, the Company declared and issued stock dividends of approximately 22,000 shares and 3,000 shares of common stock during the years ended December 31, 2017 and 2016, respectively.

For the years ended December 31, 2017 and 2016, 100% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.  The distribution of new common shares to recipients is non-taxable. No amounts distributed to stockholders for the years ended December 31, 2017 and 2016 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement.

In December 2017, the Company’s board of directors declared a monthly cash distribution of $0.0480, less class-specific expenses, and a monthly stock dividend of 0.00100625 shares on each outstanding share of common stock on January 1, 2018, February 1, 2018 and March 1, 2018.  These distributions and dividends are to be paid and distributed by March 31, 2018.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

10.	Income Taxes

For the year ended December 31, 2017, the Company recorded deferred tax assets and net current tax expense related to deferred income at its TRS.  The components of the income tax benefit (expense) for the year ended December 31, 2017 are as follows:

2017
Current:
Federal	$(111,000)
State	(16,200)
Total current expense	(127,200)
Deferred:
Federal	23,319
State	5,788
Total deferred benefit	29,107
Income tax expense	$(98,093)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In December 2017, the Tax Cuts and Jobs Act was signed into law and reduces the U.S. federal corporate tax rate to 21%, effective January 1, 2018.  As a result, the Company recorded additional tax expense due to a remeasurement of deferred tax assets, which is included in total deferred tax expense in the table above.  The Company did not identify items for which the income tax effects of the Tax Cuts and Jobs Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.  However, the Company’s analysis may be impacted by new legislation, the Congressional Joint Committee Staff, Treasury, or other guidance.  Based on the Tax Cuts and Jobs Act as enacted, the Company does not believe there will be further material impacts to its consolidated financial statements but cannot provide assurance as to the outcome of this matter. Significant components of the Company’s deferred tax assets as of December 31, 2017 are as follows:

Prepaid and other rent	$29,107
Deferred tax assets	$29,107

A reconciliation of the income tax expense computed at the statutory federal tax rate on income before income taxes is as follows:

	Year Ended
	December 31, 2017
Tax benefit computed at federal statutory rate	$426,453	35.00%
Impact of REIT election	(511,104)	(41.90)%
Effect of change in future tax rates	(3,030)	(0.25)%
State income tax expense	(10,412)	(0.87)%
Income tax expense	$(98,093)	(8.02)%

The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions. The tax years 2016 and forward remain subject to examination by taxing authorities throughout the United States.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

11.	Commitments and Contingencies

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

12.	Selected Quarterly Financial Data (Unaudited)

The following presents selected unaudited quarterly financial data for the years ended December 31, 2017 and 2016:

2017 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$11,430	$1,071,441	$1,095,696	$1,130,248	$3,308,815
Operating loss	(231,794)	(175,188)	(99,164)	(122,817)	(628,963)
Net loss	(251,120)	(391,681)	(307,906)	(365,823)	(1,316,530)
Class A common stock:
Net loss attributable to Class A stockholders	(94,685)	(142,414)	(109,442)	(105,730)	(440,931)
Weighted average number of Class A common shares outstanding (basic and diluted) (1)	377,773	518,619	687,782	763,951	584,653
Loss per share of Class A common stock (basic and diluted)	$(0.25)	$(0.27)	$(0.16)	$(0.14)	$(0.75)
Class T common stock:
Net loss attributable to Class T stockholders	(153,460)	(240,634)	(189,163)	(242,627)	(832,661)
Weighted average number of Class T common shares outstanding (basic and diluted) (1)	612,266	876,299	1,188,777	1,753,087	1,104,068
Loss per share of Class T common stock (basic and diluted)	$(0.25)	$(0.27)	$(0.16)	$(0.14)	$(0.75)
Class I common stock:
Net loss attributable to Class I stockholders	(2,975)	(8,633)	(9,301)	(17,466)	(42,938)
Weighted average number of Class I common shares outstanding (basic and diluted) (1)	11,868	31,440	58,451	126,198	56,934
Loss per share of Class I common stock (basic and diluted)	$(0.25)	$(0.27)	$(0.16)	$(0.14)	$(0.75)

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

2016 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$—	$—	$—	$—	$—
Operating loss	―	―	(93,439)	(219,059)	(312,498)
Net loss	―	―	(110,588)	(231,859)	(342,447)
Class A common stock:
Net loss attributable to Class A stockholders	―	―	(98,927)	(150,177)	(253,380)
Weighted average number of Class A common shares outstanding (basic and diluted) (1)	―	―	289,416	311,838	301,272
Loss per share of Class A common stock (basic and diluted)	$—	$—	$(0.34)	$(0.48)	$(0.84)
Class T common stock:
Net loss attributable to Class T stockholders	―	―	(9,092)	(77,029)	(81,792)
Weighted average number of Class T common shares outstanding (basic and diluted) (1)	―	―	26,600	159,949	97,252
Loss per share of Class T common stock (basic and diluted)	$—	$—	$(0.34)	$(0.48)	$(0.84)
Class I common stock:
Net loss attributable to Class I stockholders	―	―	(2,569)	(4,653)	(7,275)
Weighted average number of Class I common shares outstanding (basic and diluted) (1)	―	―	7,516	9,661	8,650
Loss per share of Class I common stock (basic and diluted)	$—	$—	$(0.34)	$(0.48)	$(0.84)

FOOTNOTE:

(1)

For the purposes of determining the weighted average number of shares of common stock outstanding, stock dividends issued are treated as if such shares were outstanding as of July 11, 2016 (the date the Company commenced operations).

13.	Subsequent Events

During the period from January 1, 2018 through March 5, 2018, the Company received additional subscription proceeds of approximately $5.1 million (0.5 million shares).

In March 2018, the Company’s board of directors declared a monthly cash distribution of $0.0480 and a monthly stock dividend of 0.00100625 shares on each outstanding share of common stock on April 1, 2018, May 1, 2018 and June 1, 2018.  These dividends are to be paid and distributed by June 30, 2018.

CNL HEALTHCARE PROPERTIES II, INC.

AND SUBSIDIARIES

SCHEDULE III-REAL ESTATE AND

ACCUMLATED DEPRECIATION AS OF DECEMBER 31, 2017(in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu- lated Depreci- ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Summer Vista Assisted Living
Pensacola, FL	$13,900	$2,269	$17,612	$33	$—	$—	$2,302	$17,612	$—	$19,914	$(369)	2016	3/31/2017	(1)
Mid America Surgery Institute
Overland Park, KS ("Kansas City")	$5,600	$381	$10,497	$—	$—	$—	$381	$10,497	$—	$10,878	$—	2007	12/27/2017	(1)
	$19,500	$2,650	$28,109	$33	$—	$—	$2,683	$28,109	$—	$30,792	$(369)

Transactions in real estate and accumulated depreciation as of December 31, 2017 are as follows:

Balance December 31, 2016	―	Balance December 31, 2016	$—
2017 Acquisitions	30,759	2017 Depreciation	369
2017 Improvements	33	Balance December 31, 2017	$369
Balance December 31, 2017	$30,792

FOOTNOTES:

(1)	Buildings and building improvements are depreciated over 39 and 15 years, respectively.
(2)	The aggregate cost for federal income tax purposes is approximately $35.4 million.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered certified public accountants during the period ended December 31, 2017.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports we filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2018.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2018.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2018.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2018.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2018.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)	List of Documents Filed as a Part of This Report:
(1)	Index to Consolidated Financial Statements:

CNL Healthcare Properties II, Inc.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2017

Item 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed March 15, 2017 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q filed May 6, 2016 and incorporated herein by reference.)

4.1

Form of Subscription Agreement (Previously included as Appendix B to the Prospectus filed with the Company’s Post-Effective Amendment No. 5 to Registration Statement on Form S-11 (File No. 333-206017), filed April 17, 2017 and incorporated herein by reference.)

4.2	Distribution Reinvestment Plan (Previously filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 6, 2016 and incorporated herein by reference.)

4.3	Amended and Restated Redemption Plan (Previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed April 17, 2017 and incorporated herein by reference.)

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

10.1	Advisory Agreement (Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2016 and incorporated herein by reference.)

10.2	Amendment No.1 to Advisory Agreement (Previously filed as Exhibit 1.01 to the Company’s Current Report on Form 8-K filed February 13, 2017 and incorporated herein by reference.)

10.3

Amended and Restated Dealer Manager Agreement with Form of Participating Broker Agreement (Previously filed as Exhibit 1.01 to the Company’s Current Report on Form 8-K filed March 24, 2017 and incorporated herein by reference.)

10.4

Amended and Restated Expense Support and Restricted Stock Agreement (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2016 and incorporated herein by reference.)

10.5

First Amendment to Amended and Restated Expense Support and Restricted Stock Agreement (Previously filed as Exhibit 1.02 to the Company’s Current Report on Form 8-K filed February 13, 2017 and incorporated herein by reference.)

10.6

Second Amendment to Amended and Restated Expense Support and Restricted Stock Agreement (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2017 and incorporated herein by reference.)

10.7

Asset Purchase Agreement between Summer Vista Assisted Living, LLC, Hardcourt Development No.2, LLC and CHP II Partners, LP, dated February 16, 2017 (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2017 and incorporated herein by reference.)

10.8

First Amendment to Asset Purchase Agreement dated March 30, 2017, by and between Summer Vista Assisted Living, LLC, Hardcourt Development No.2., and CHP II Summer Vista FL Owner, LLC (Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2017 and incorporated herein by reference.)

10.9

Management Services Agreement dated March 31, 2017, by and between SRI Management, LLC and CHP II Summer Vista FL Tenant, LLC (Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 4, 2017 and incorporated herein by reference.)

10.10

Loan Agreement dated March 31, 2017, by and between CHP II Summer Vista FL Owner, LLC and Synovus Bank (Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 4, 2017and incorporated herein by reference.)

10.11

Promissory Note dated March 31, 2017, by and between CHP II Summer Vista, FL Owner, LLC and Synovus Bank (Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 4, 2017and incorporated herein by reference.)

10.12

Assignment and Assumption of Asset Purchase Agreement dated March 30, 2017, by and between CHP II Partners, LP and CHP II Summer Vista FL Owner, LLC (Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 4, 2017 and incorporated herein by reference.)

10.13

Asset Purchase Agreement between Mid America Surgery Institute Properties II, LLC, and CHP II Partners, LP, dated October 2, 2017 (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2017 and incorporated herein by reference.)

10.14

Credit Agreement dated December 15, 2017, by and between CHP II Overland Park KS MOB Owner, LLC and Synovus Bank (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 2, 2018 and incorporated herein by reference.)

10.15

Promissory Note dated December 15, 2017, by and between CHP II Overland Park KS MOB Owner, LLC and Synovus Bank (Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 2, 2018 and incorporated herein by reference.)

10.16

Leasehold Mortgage / Mortgage and Security Agreement dated December 15, 2017, by and between CHP II Overland Park KS MOB Owner, LLC and Synovus Bank (Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 2, 2018 and incorporated herein by reference.)

21	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties II, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties II, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1

Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties II, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101

The following materials from CNL Healthcare Properties II, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to the  Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of March 2018.

CNL HEALTHCARE PROPERTIES II, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen H. Mauldin	Chairman of the Board, Chief	March 15, 2018
STEPHEN H. MAULDIN	Executive Officer and President
(Principal Executive Officer)
/s/ Douglas N. Benham	Director	March 15, 2018
DOUGLAS N. BENHAM

/s/ Dianna F. Morgan	Director	March 15, 2018
DIANNA F. MORGAN

/s/ J. Chandler Martin	Director	March 15, 2018
J. CHANDLER MARTIN
Chief Financial Officer and
/s/ Ixchell C. Duarte	Treasurer	March 15, 2018
IXCHELL C. DUARTE	(Principal Financial Officer)

Chief Accounting Officer and
/s/ L. Burke Rainey	Vice President	March 15, 2018
L. BURKE RAINEY	(Principal Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2017 and (ii) our Definitive Proxy Statement and related proxy materials for our 2018 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report.  We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.