Form 10-Q
period 2018-03-31
CNL Healthcare Properties II, Inc.
filed 2018-05-10
CIK 1648383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s outstanding Class A, Class T and Class I common stock as of May 1, 2018 was 856,916 shares, 2,738,811 shares and 300,705 shares, respectively.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2018	2017
Real estate investment properties, net	$30,826,528	$31,085,939
Cash	18,794,963	12,310,920
Intangibles, net	4,458,230	4,653,504
Other assets	199,616	192,423
Restricted cash	139,378	110,999
Total assets	$54,418,715	$48,353,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages and notes payable, net	$19,554,640	$19,532,986
Due to related parties	1,165,414	1,023,909
Accounts payable and accrued liabilities	958,637	836,647
Other liabilities	451,519	450,311
Total liabilities	22,130,210	21,843,853

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; none issued or outstanding	―	―
Class A Common stock, $0.01 par value per share, 1,200,000,000 shares authorized; 839,410 and 808,011 shares both issued and outstanding, respectively	8,394	8,080
Class T Common stock, $0.01 par value per share, 700,000,000 shares authorized; 2,623,134 and 2,049,223 shares issued and 2,620,596 and 2,049,223 shares outstanding, respectively	26,206	20,492
Class I Common stock, $0.01 par value per share, 100,000,000 shares authorized; 253,489 and 160,490 shares both issued and outstanding, respectively	2,535	1,605
Capital in excess of par value	35,549,090	28,984,932
Accumulated loss	(2,049,215)	(1,658,977)
Accumulated distributions	(1,248,505)	(846,200)
Total stockholders' equity	32,288,505	26,509,932
Total liabilities and stockholders' equity	$54,418,715	$48,353,785

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Resident fees and services	$1,124,525	$11,430
Rental income and tenant reimbursements	408,816	―
Total revenues	1,533,341	11,430

Operating expenses:
Property operating expenses	788,381	8,686
General and administrative expenses	319,684	234,538
Acquisition fees and expenses	818	―
Property management fees	84,012	―
Depreciation and amortization	454,418	―
Total operating expenses	1,647,313	243,224

Operating loss	(113,972)	(231,794)

Other income (expense):
Interest and other income	22	―
Interest expense and loan cost amortization	(244,932)	(19,326)
Total other expense	(244,910)	(19,326)
Loss before income taxes	(358,882)	(251,120)
Income tax expense	31,356	―
Net loss	$(390,238)	$(251,120)

Class A common stock:
Net loss attributable to Class A stockholders	$(96,010)	$(94,685)
Net loss per share of Class A common stock outstanding (basic and diluted)	$(0.12)	$(0.25)
Weighted average number of Class A common shares outstanding (basic and diluted)	819,613	377,773
Distributions declared per Class A common share	$0.1440	$0.1050

Class T common stock:
Net loss attributable to Class T stockholders	$(269,791)	$(153,460)
Net loss per share of Class T common stock outstanding (basic and diluted)	$(0.12)	$(0.25)
Weighted average number of Class T common shares outstanding (basic and diluted)	2,303,138	612,266
Distributions declared per Class T common share	$0.1178	$0.0750

Class I common stock:
Net loss attributable to Class I stockholders	$(24,437)	$(2,975)
Net loss per share of Class I common stock outstanding (basic and diluted)	$(0.12)	$(0.25)
Weighted average number of Class I common shares outstanding (basic and diluted)	208,616	11,868
Distributions declared per Class I common share	$0.1312	$0.1050

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	Common Stock
	Class A		Class T		Class I		Capital in			Total
	Number	Par	Number	Par	Number	Par	Excess of	Accumulated	Accumulated	Stockholders'
	of Shares	Value	of Shares	Value	of Shares	Value	Par Value	Loss	Distributions	Equity
Balance at December 31, 2017	$808,011	$8,080	2,049,223	$20,492	160,490	$1,605	$28,984,932	$(1,658,977)	$(846,200)	$26,509,932
Subscriptions received for common stock,
including distribution reinvestments	28,955	290	567,249	5,672	92,413	924	7,180,587	―	―	7,187,473
Stock dividends issued	2,444	24	6,662	67	586	6	(97)	―	―	―
Redemptions of common stock	―	―	(2,538)	(25)	―	―	(25,357)	―	―	(25,382)
Stock issuance and offering costs	―	―	―	―	―	―	(590,975)	―	―	(590,975)
Net loss	―	―	―	―	―	―	―	(390,238)	―	(390,238)
Cash distributions declared	―	―	―	―	―	―	―	―	(402,305)	(402,305)
Balance at March 31, 2018	$839,410	$8,394	2,620,596	$26,206	253,489	$2,535	$35,549,090	$(2,049,215)	$(1,248,505)	$32,288,505

Balance at December 31, 2016	$325,119	$3,251	308,587	$3,086	8,454	$85	$6,226,141	$(342,447)	$(57,361)	$5,832,755
Subscriptions received for common stock,
including distribution reinvestments	107,480	1,075	525,753	5,258	9,400	94	6,797,145	―	―	6,803,572
Stock dividends issued	1,948	19	2,698	27	48	1	(47)	―	―	―
Stock issuance and offering costs	―	―	―	―	―	―	(551,408)	―	―	(551,408)
Net loss	―	―	―	―	―	―	―	(251,120)	―	(251,120)
Cash distributions declared	―	―	―	―	―	―	―	―	(73,202)	(73,202)
Balance at March 31, 2017	$434,547	$4,345	837,038	$8,371	17,902	$180	$12,471,831	$(593,567)	$(130,563)	$11,760,597

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2018		2017
Operating activities:
Net cash flows provided by (used in) operating activities		$156,890		$(154,202)

Investing activities:
Acquisition of property		(1,000)		(21,769,784)
Capital expenditures		(9,630)		―
Net cash used in investing activities		(10,630)		(21,769,784)

Financing activities:
Subscriptions received for common stock through primary offering		6,962,029		6,775,312
Payment of underwriting compensation		(383,228)		(403,128)
Payment of cash distributions, net of distribution reinvestments		(176,860)		(44,942)
Redemptions of common stock		(25,382)		―
Proceeds from mortgages and notes payable		―		16,050,000
Payment of loan costs		(10,397)		(177,512)
Net cash flows provided by financing activities		6,366,162		22,199,730

Net increase in cash and restricted cash		6,512,422		275,744
Cash and restricted cash at beginning of period		12,421,919		6,360,241
Cash and restricted cash at end of period		$18,934,341		$6,635,985

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Acquisition fees and expenses related to asset acquisition		$5,000		$38,790
Selling commissions and Dealer Manager fees		$2,809	$	―
Annual distribution and stockholder servicing fee		$1,031,613		$315,386
Assumption of liabilities on acquisition of property	$	―		$170,918

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

1.	Organization

CNL Healthcare Properties II, Inc. (“Company”) is a Maryland corporation organized on July 10, 2015 that intends to qualify and may elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the year ending December 31, 2017 or, as determined by its board of directors, the Company’s first year of material operations.  The Company is sponsored by CNL Financial Group, LLC (“Sponsor” or “CNL”) and was formed primarily to acquire and manage a diversified portfolio of healthcare real estate and real estate-related assets that it believes will generate a steady current return and provide long-term value to its stockholders.  It intends to focus on investing, primarily in the United States, within the seniors housing, medical office, acute care and post-acute care sectors, as well as other types of real estate and real estate-related securities and loans.

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

From the time of the Company’s formation on July 10, 2015 (inception) through July 10, 2016, the Company had not commenced operations because the Company was in its development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock.  The Company broke escrow in its Offering effective July 11, 2016, through the sale of 250,000 Class A shares to its Advisor for $2.5 million and commenced operations.

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

The Company has and generally expects to lease its seniors housing properties to single member limited liability companies wholly-owned by TRS Holdings and engage independent third-party managers under management agreements to operate the properties as permitted under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, the Company may also lease its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, acute care and post-acute care properties have and will generally be leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, the Company expects most investments will be wholly-owned, although, it may invest through partnerships with other entities where the Company believes it is appropriate and beneficial.  The Company expects to invest in a combination of stabilized assets, new property developments and properties which have not reached full stabilization.  Finally, the Company may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types.  The Company would generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property.  In exchange, the owner generally grants the Company a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31,2018 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the three months ended March 31, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018.  Amounts as of December 31, 2017 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Adopted Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606).  The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts).  The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted.  In addition, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)," which clarifies the scope of subtopic 610-20, that was issued as a part of ASU 2014-09, as it relates to in-substance nonfinancial assets and must be adopted concurrently with ASC 606.  Both ASUs can be adopted using one of two retrospective transition methods: (i) retrospectively to each prior reporting period presented or (ii) as a cumulative-effect adjustment as of the date of adoption.  The Company adopted these ASUs using the modified retrospective approach as its transition method on January 1, 2018; the adoption of which did not have a material impact to its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amended the hedge accounting model to better reflect an entity’s risk management activities. The ASU expands an entities ability to hedge nonfinancial and financial risk components as well as reduce the complexity related to fair value hedges of interest rate risk. The ASU further eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company early adopted this ASU prospectively on January 1, 2018; the adoption of which did not have a material impact on the Company’s consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31,2018 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements — In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted.  The ASU is to be applied using a modified retrospective approach.  The Company expects that adoption will impact the Company’s consolidated financial statements and related financial statement disclosures; specifically, the Company’s consolidated financial position as it relates to the required presentation for arrangements such as ground and or other leases in which the Company is the lessee. However, the Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated results of operations or cash flows.  In addition, while still in exposure draft, the FASB has proposed a practical expedient for lessors allowing them to elect to not separate lease and non-lease components in a contract for the purpose of revenue recognition and disclosure if certain criteria are met.  If the proposed practical expedient is finalized, the Company plans to elect the practical expedient.

3.	Revenue

Resident fees and services are operating revenues relating to the Company’s managed seniors housing property, which is operated under a RIDEA structure.  Resident fees and services directly relate to the provision of monthly goods and services that are generally bundled together under a single resident agreement.  The Company accounts for its resident agreements as a single performance obligation under ASC 606 given the Company’s overall promise to provide a series of stand-ready goods and services to its residents each month.  Resident fees and services are recorded in the period in which the goods are provided and the services performed and generally consist of (1) monthly rent, which covers occupancy of the residents’ unit as well as basic services, such as utilities, meals and certain housekeeping services, and (2) service level charges, such as assisted living care, memory care and ancillary services.  Resident agreements are generally short-term in nature, billed monthly in advance and cancelable by the residents with a 30-day notice.  Resident agreements may require the payment of upfront fees prior to moving into the community with any non-refundable portion of such fees being recorded as deferred revenue and amortized over the estimated resident stay.

The following table represents the disaggregated revenue for resident fees and services during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Type of Investment	Number of Units		Revenues			Percentage of Revenues
Resident fees and services:	2018	2017	2018		2017 (1)	2018	2017
Assisted living	67	67	$818,006	$	―	72.8%	―	%
Memory care	22	22	292,786		―	26.0%	―	%
Other revenues	―	―	13,733		―	1.2%	―	%
	89	89	$1,124,525	$	―	100.0%	―	%

_____________

FOOTNOTE:

(1)

Resident fees and services of approximately $11,000 were comprised entirely of allocated pro-rations at closing as the Summer Vista Assisted Living (“Summer Vista”) acquisition occurred on the last day of March 2017.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31,2018 (UNAUDITED)

4.	Acquisitions

The Company made no acquisitions during the three months ended March 31, 2018.

During the three months ended March 31, 2017, the Company acquired Summer Vista, a seniors housing community in Pensacola, Florida, for a purchase price of approximately $21.4 million.  In connection therewith, the Company incurred approximately $0.6 million of acquisition fees and expenses, which were capitalized as a component of the cost of the assets acquired and allocated on a relative fair value basis.

The seniors housing community features 89 residential units and is operated under a RIDEA structure pursuant to a five-year property management agreement with SRI Management, LLC (“Superior Residences”).

The following summarizes the purchase price allocation for Summer Vista, and the related assets acquired and liabilities assumed in connection with the acquisition:

Land and land improvements	$2,269,406
Buildings and building improvements	17,611,786
Furniture, fixtures and equipment	857,338
In-place lease intangibles (1)	1,286,507
Liabilities assumed	(170,918)
Total purchase price consideration	$21,854,119

_____________

FOOTNOTE:

(1)	At the acquisition date, the weighted-average amortization period on the acquired in-place lease intangibles was approximately 2.5 years and is based on the expected unit turnover.
5.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
Land and land improvements	$2,683,072	$2,683,051
Building and building improvements	28,109,623	28,109,037
Furniture, fixtures and equipment	888,102	879,288
Less: accumulated depreciation	(854,269)	(585,437)
Real estate assets, net	$30,826,528	$31,085,939

Depreciation expense on the Company’s real estate assets, net was approximately $0.3 million for the three months ended March 31, 2018.  The Company had no depreciation expense during the three months ended March 31, 2017.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31,2018 (UNAUDITED)

6.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
In-place lease intangibles	$3,495,754	$3,495,632
Below-market ground lease intangibles	1,543,910	1,543,824
Less: accumulated amortization	(581,434)	(385,952)
Intangible assets, net	$4,458,230	$4,653,504
Below-market lease intangibles	$(340,409)	$(340,390)
Less: accumulated amortization	7,638	―
Intangible liabilities, net (1)	$(332,771)	$(340,390)

____________

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying condensed consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $0.2 million for the three months ended March 31, 2018, of which approximately $9,900 was treated as an increase of property operating expenses and approximately $0.2 million was included in depreciation and amortization.  There was no amortization expense on the Company’s intangible assets for the three months ended March 31, 2017.

Amortization on the Company’s intangible liabilities was approximately $7,600 for the three months ended March 31, 2018, all of which was treated as an increase in rental income and tenant reimbursements.  There was no amortization expense on the Company’s intangible liabilities for the three months ended March 31, 2017.

7.	Related Party Arrangements

The Company is externally advised and has no direct employees. All of the Company’s executive officers are executive officers, or on the board of managers, of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the Dealer Manager of the Offering and a wholly owned subsidiary of CNL. In connection with services provided to the Company, affiliates are entitled to the following fees:

Dealer Manager — In March 2017, the Company entered into an amended and restated dealer manager agreement pursuant to which the Dealer Manager receives a combined selling commission and dealer manager fee of up to 8.5% of the sale price for each Class A share and up to 4.75% of the sale price for each Class T share sold in the Primary Offering, all or a portion of which may be reallowed to participating broker dealers.  In addition, for Class T shares sold in the Primary Offering, the Dealer Manager may choose the respective amounts of the commission and dealer manager fee, provided that the selling commission shall not exceed 3.0% of the gross proceeds from the completed sale of such Class T shares.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31,2018 (UNAUDITED)

7.	Related Party Arrangements (continued)

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31,2018 (UNAUDITED)

7.	Related Party Arrangements (continued)

The Advisor, its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to the Company, including personnel costs, subject to the limitation that the Company will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of its average invested assets or 25% of its net income in any four consecutive fiscal quarters (“Expense Year”) unless approved by the independent directors.  The Company commenced its Primary Offering in March 2016 and made its first investment in March 2017.  For the Expense Year ended March 31, 2018, the Company’s total operating expenses were in excess of this limitation by approximately $0.5 million.  As of March 31, 2018, the Company had received cumulative approvals from its independent directors for total operating expenses in excess of this limitation of approximately $0.7 million.  The Company’s independent directors determined that the higher relationship of operating expenses to average invested assets was justified based on the Company being in the early stages of raising and deploying capital and the limited number of investments to date, both of which were impacted by the downtime required to modify the dealer manager agreement to reduce overall underwriting compensation as discussed above, and the cost of operating a public company.

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

For the three months ended March 31, 2018 and 2017, the Company paid cash distributions of approximately $38,000 and $29,000, respectively, and issued stock dividends of approximately 7,400 shares and 1,500 shares, respectively, to the Advisor.

Pursuant to an expense support arrangement, the Advisor has agreed to accept payment in restricted stock in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets (“Expense Support Agreement”).  Under the terms of the Expense Support Agreement, for each quarter within a calendar expense support year, the Company will record a proportional estimate of the cumulative year-to-date period based on an estimate of the annual expense support expected for the calendar expense support year.  In exchange for services rendered and in consideration of the expense support provided under this arrangement, the Company shall issue, following each determination date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by the Advisor for the preceding year divided by the board of directors’ most recent determination of net asset value (“NAV”) per share of the Class A common shares, if the board has made such a determination, or otherwise the most recent public offering price per Class A common share, on the terms and conditions and subject to the restrictions set forth in the Expense Support Agreement.  The restricted stock is subordinated and forfeited to the extent that shareholders do not receive a Priority Return on their Invested Capital (as such terms are defined in the Company’s prospectus), excluding for the purposes of calculating this threshold any shares of restricted stock owned by the Advisor.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31,2018 (UNAUDITED)

7.	Related Party Arrangements (continued)

The following fees for services rendered are expected to be settled in the form of restricted stock pursuant to the Expense Support Agreement for the three months ended March 31, 2018 and 2017 and cumulatively as of March 31, 2018:

	Three Months Ended		As of
	March 31,		March 31,
	2018	2017	2018
Fees for services rendered:
Asset management fees	$70,800	$460	$201,166
Advisor personnel expenses (1)	126,629	102,263	563,032
Total fees for services rendered	$197,429	$102,723	$764,198

Then-current offering price or NAV	$10.06	$10.93	$10.06
Restricted stock shares (2)	19,625	9,398	75,964

_____________

FOOTNOTES:

(1)

Amounts consist of personnel and related overhead costs of the Advisor or its affiliates (which, in general, are those expenses relating to the Company’s administration on an on-going basis) that are reimbursable by the Company.

(2)

Represents restricted stock shares issued or expected to be issued to the Advisor as of March 31, 2018 pursuant to the Expense Support Agreement.  No fair value was assigned to the restricted stock shares as the shares are expected to be valued at zero upon issuance, which represents the lowest possible value estimated at vesting.  In addition, the restricted stock shares will be treated as unissued for financial reporting purposes until the vesting criteria are met.

The fees payable to the Dealer Manager for the three months ended March 31, 2018 and 2017, and related amounts unpaid as of March 31, 2018 and December 31, 2017 are as follows:

	Three Months Ended		Unpaid amounts as of (1)
	March 31,		March 31,	December 31,
	2018	2017	2018	2017
Selling commissions (2)	$131,841	$192,876	$1,109	$10,000
Dealer manager fees (2)	165,756	183,736	1,700	18,150
Distribution and stockholder servicing fees (2)	293,378	174,796	1,031,612	798,524
	$590,975	$551,408	$1,034,421	$826,674

The expenses incurred by and reimbursable to the Company’s related parties for the three months ended March 31, 2018 and 2017, and related amounts unpaid as of March 31, 2018 and December 31, 2017 are as follows:

	Three Months Ended		Unpaid amounts as of (1)
	March 31,		March 31,	December 31,
	2018	2017	2018	2017
Reimbursable expenses:
Operating expenses (3)	$274,844	$190,526	$130,993	$197,235
Acquisition fees and expenses	901	1,889	―	―
	275,745	192,415	130,993	197,235
Investment service fees (4)	―	481,500	―	―
Asset management fees (5)	70,800	460	―	―
	$346,545	$674,375	$130,993	$197,235

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31,2018 (UNAUDITED)

7.	Related Party Arrangements (continued)

_____________

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity.
(3)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets.  For the three months ended March 31, 2018 and 2017, approximately $0.1 million and $0.1 million, respectively, of personnel expenses of affiliates of the Advisor are expected to be or were settled in accordance with the terms of the Expense Support Agreement and as such our general and administrative expenses were reduced by approximately $0.1 million and $0.1 million, respectively.

(4)

For the three months ended March 31, 2018 the Company did not incur any investment services fees.  For the three months ended March 31, 2017 the Company incurred approximately $0.5 million in investment services fees all of which was capitalized and included in real estate investment properties, net in the accompanying condensed consolidated balance sheet.

(5)

For the three months ended March 31, 2018 and 2017, the Company incurred asset management fees of approximately $0.1 million and $460, respectively, all of which are expected to be or were settled in accordance with the terms of the Expense Support Agreement and as such asset management fees were reduced by approximately $0.1 million and $460, respectively.

8.	Equity

Subscription Proceeds — As of March 31, 2018 and 2017, the Company had received aggregate subscription proceeds of approximately $38.6 million (3.7 million shares) and $13.4 million (1.3 million shares), respectively, both of which include $200,000 (20,000 shares) of subscription proceeds received from the Advisor prior to the commencement of the Offering, approximately $251,250 (25,125 shares) of subscription proceeds received in connection with a private placement made in 2016 and approximately $0.6 million (0.06 million shares) and $32,000 (3,000 shares), respectively, of subscription proceeds pursuant to the Reinvestment Plan.

Distributions — For the three months ended March 31, 2018 and 2017, the Company declared and paid cash distributions of approximately $0.4 million and $73,000, respectively, which were net of class-specific expenses.  In addition, the Company declared and issued stock dividends of approximately 34,700 and 5,000 shares of common stock during the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018 and 2017, 100.0% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.  No amounts distributed to stockholders for the three months ended March 31, 2018 and 2017 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement.  The distribution of new common stock shares to recipients is non-taxable.

In March 2018, the Company’s board of directors declared a monthly cash distribution of $0.0480, less class-specific expenses, and a monthly stock dividend of 0.00100625 shares on each outstanding share of common stock on April 1, 2018, May 1, 2018 and June 1, 2018.  These distributions and dividends are to be paid and distributed by June 30, 2018.

Redemptions — During the three months ended March 31, 2018, the Company received a request for the redemption of common stock of approximately $25,000 in Class T shares, which was approved for redemption at an average price of $10 and paid in March 2018.  There were no redemptions requested during the three months ended March 31, 2017.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31,2018 (UNAUDITED)

9.	Income Taxes

The accompanying condensed consolidated financial statements include an interim tax provision for the three months ended March 31, 2018 of approximately $31,000.  Of the approximate $31,000 in income tax expense for the three months ended March 31, 2018, approximately $30,000 represents current income tax expense, and approximately $1,000 represents a decrease to the Company’s net deferred tax assets which is primarily due to the reversal of the existing taxable temporary differences.

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

11.	Subsequent Events

During the period from April 1, 2018 through May 1, 2018, the Company received additional subscription proceeds of approximately $1.9 million (0.2 million shares).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the fiscal three months ended March 31, 2018 (“Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the risk factors listed and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as supported by Part II, Item 1A in this Quarterly Report, copies of which may be obtained from the Company’s website at www.cnlhealthcarepropertiesii.com.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of March 31, 2018 (unaudited) and December 31, 2017.  Amounts as of December 31, 2017, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date.  This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes thereto and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

CNL Healthcare Properties II, Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Maryland corporation that incorporated on July 10, 2015 and intends to qualify and may elect to be taxed as a REIT for U.S.

federal income tax purposes beginning with the year ending December 31, 2017 or, as determined by the board of directors, the first year in which we commence material operations.

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

We are committed to investing the proceeds of our Offering through strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our healthcare assets.  We have and generally expect to lease seniors housing properties to single member limited liability companies wholly-owned by TRS Holdings and engage independent third-party managers under management agreements to operate the properties as permitted under RIDEA structures; however, we may also lease our properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, post-acute care and acute care properties have and generally will be leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, we expect most investments will be wholly owned, although, we may invest through partnerships with other entities where we believe it is appropriate and beneficial.   We expect to invest in a combination of stabilized assets, new property developments and properties which have not reached full stabilization.  Finally, we also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types.  We generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property.  In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

From the commencement of our Offering until September 15, 2017, our net investment value per share for Class A, Class T and Class I shares was $10.00 per share, which was based on the “amount available for investment/net investment amount” percentage shown in the Estimated Use of Proceeds section of our prospectus.  From September 16, 2017 until March 13, 2018 our board of directors adopted an estimated NAV of $10.00 per share for each class of our common stock.  On March 14, 2018, our board of directors adopted an estimated NAV of $10.06 per share for each class of our common stock outstanding as of December 31, 2017.  For additional information on the determination of our estimated NAV, please refer to our Current Report on Form 8-K, filed with the SEC on March 15, 2018.

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on healthcare real estate and real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.

As of May 1, 2018, our healthcare investment portfolio consisted of interests in one seniors housing property and one medical office building (“MOB”).  Our seniors housing property, Summer Vista, is operated under a RIDEA structure pursuant to a property management agreement with SRI Management, LLC, which represents our only RIDEA operator as of May 1, 2018.  Our MOB, Mid America Surgery Institute, consisted of five tenants with the largest tenant, Mid America Surgery Institute, accounting for 50.6% of total rentable square feet.

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

Management reviews certain operating and other statistical measures of the underlying property such as occupancy levels and revenue per occupied unit (“RevPOU”), which we define as total revenue before charges for ancillary and care services offered at the community divided by average number of occupied units. As of March 31, 2018, 99% of resident units were occupied at Summer Vista.  The average monthly RevPOU as of March 31, 2018 was $3,951 for assisted living units and $4,406 for memory care units.  As of March 31, 2018, there were 42 residents on a waitlist indicating interest for units as they become available.

Similarly, within the medical office class, management reviews operating statistics of the underlying properties, including occupancy levels and monthly rent per square foot.  As of March 31, 2018, Mid America Surgery was 100% leased to five tenants with a remaining weighted average lease term of approximately 8.9 years.  The average monthly rent per square foot as of March 31, 2018 was $2.19.

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

We intend to strategically leverage our real estate assets and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio.  Our ability to increase our diversification through borrowings could be adversely affected by credit market conditions, which could result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.  We may also be negatively impacted by rising interest rates on any unhedged variable rate debt or the timing of when we seek to refinance existing debt.  During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.  Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  As of March 31, 2018 and December 31, 2017, our debt leverage ratio was approximately 35.9% and 40.4% of the aggregate carrying value of our assets, respectively.

Sources of Liquidity and Capital Resources

Common Stock Subscriptions

We have received gross offering proceeds sufficient to satisfy the minimum offering amounts in all states where we are conducting our offering except Pennsylvania.

For the three months ended March 31, 2018 and 2017, we received aggregate subscription proceeds of approximately $7.0 million (0.7 million shares) and $6.8 million (0.6 million shares), respectively, and approximately $0.2 million (0.02 million shares) and $28,000 (2,800 shares), respectively, of subscription proceeds received pursuant to our Reinvestment Plan.

For the period from April 1, 2018 through May 1, 2018, we received additional subscription proceeds of approximately $1.9 million (0.2 million shares).  We expect to continue to raise capital under our Offering.

Indebtedness

During the three months ended March 31, 2018, we did not borrow any additional proceeds.  During the three months ended March 31, 2017, we borrowed approximately $16.1 million in connection with our acquisition of Summer Vista.  In December 2017, we paid the sum of approximately $2.2 million of the original outstanding principal balance of the Summer Vista Loan, and as a result, interest payable on the Summer Vista Loan was reduced to a rate equal to the sum of LIBOR plus 2.70% in accordance with the terms of the Summer Vista Loan.  We may prepay, without a penalty, all or any part of the Summer Vista Loan at any time.

Net Cash Provided By (Used In) Operating Activities

We experienced positive cash flow from operating activities for the three months ended March 31, 2018 of approximately $0.2 million as compared to cash used in operating activities of approximately ($0.2) million for the three months ended March 31, 2017.  This fluctuation across periods is primarily reflective of the acquisition of our first two properties on or subsequent to March 31, 2017.  We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income (“NOI”) from our properties.

Expense Support Agreement

During the three months ended March 31, 2018 and 2017, our cash flows from operating activities was positively impacted by the Expense Support Agreement with our Advisor pursuant to which our Advisor has agreed to accept payment in restricted stock in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets (as defined in the Expense Support Agreement).  For the three months ended March 31, 2018 and 2017, we expect that approximately $0.2 million and $0.1 million of asset management fees and Advisor personnel expenses will be or have been settled in the form of restricted stock pursuant to the Expense Support Agreement.  Any amounts settled, and for which restricted stock shares will be issued, pursuant to the Expense Support Agreement are permanently settled and we have no further obligation to pay such amounts to our Advisor.

Refer to Note 7. “Related Party Arrangements” in Item 1. “Financial Statements” for additional information.

Uses of Liquidity and Capital Resources

Real Estate Acquisition

There were no properties acquired during the three months ended March 31, 2018.  During the three months ended March 31, 2017, we acquired Summer Vista for a total purchase price consideration of approximately $21.8 million.  We expect to continue to expand our healthcare investment portfolio through additional acquisitions as we raise additional capital from our Offering.

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

For the three months ended March 31, 2018 and 2017, we paid approximately $0.4 million and $0.4 million, respectively, in underwriting compensation.  Under the terms of the Primary Offering, our Dealer Manager is entitled to receive selling commissions, dealer manager fees and/or annual distribution and stockholder servicing fees, which are based on the respective share class of our common stock sold, all or a portion of which may be reallowed to participating broker dealers.

Distributions

In order to qualify as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities.  We expect to have little, if any, cash flows from operations available for distribution until we make substantial investments.  There may be a delay between the sale of our common stock and the purchase of properties or other investments, which could result in a delay in our ability to generate cash flows to cover distributions to our stockholders.  Therefore, we may determine to pay some or all of our cash distributions from sources other than cash flows from operations, such as from cash flows provided by financing activities, a component of which may include the proceeds of our Offering and/or borrowings, whether collateralized by our assets or unsecured.  We have not established any limit on the extent to which we may use borrowings or proceeds of our Offering to pay distributions, and there is no assurance we will be able to sustain distributions at any level.

The following table details our cash distributions per share and our total cash distributions paid, including distribution reinvestments, for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	Cash Distributions per Share (1)			Cash Distributions Paid (2)			Cash Flows Provided by (Used in) Operating Activities (3)
Periods	Class A Share	Class T Share	Class I Share	Cash Distributions Declared	Distribution Reinvestments	Cash Distributions net of Distribution Reinvestments
2018 Quarters
First	$0.1440	$0.1178	$0.1312	$402	$225	$177	$157
Year	$0.1440	$0.1178	$0.1312	$402	$225	$177	$157

2017 Quarters
First	$0.1050	$0.0750	$0.1050	$73	$28	$45	$(154)
Year	$0.1050	$0.0750	$0.1050	$73	$28	$45	$(154)

FOOTNOTES:

(1)

Our board of directors authorized monthly cash distributions on the outstanding shares of all classes of our common stock, beginning in August 2016 and continuing each month through March 31, 2017, in monthly amounts equal to $0.0350 per share, less class-specific expenses with respect to each class.  Beginning April 1, 2017 and continuing each month through March 31, 2018, monthly cash distributions on the outstanding shares of all classes of our common stock were declared in monthly amounts equal to $0.0480 per share, less class-specific expenses with respect to each class.

(2)	Represents cash distributions declared, the amount of distributions reinvested in additional shares through our Reinvestment Plan and the amount of Offering proceeds used to fund cash distributions.
(3)

For the three months ended March 31, 2018 and 2017, our net loss was approximately $0.4 million and $0.3 million, respectively, while cash distributions declared were approximately $0.4 million and $0.1 million, respectively.  For the three months ended March 31, 2018, approximately 39% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes. For the three months ended March 31, 2018 and 2017, approximately 61% and 100%, respectively, of the cash distributions paid to stockholders were considered to be funded with proceeds from our Offering.  For the three months ended March 31, 2018 and 2017, 100.0% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.

In March 2018, our board of directors declared a monthly cash distribution of $0.0480, less class-specific expenses, and a monthly stock dividend of 0.00100625 shares on each outstanding share of common stock on April 1, 2018, May 1, 2018 and June 1, 2018.  These distributions and dividends will be paid and distributed by June 30, 2018.

Common Stock Redemptions

Our redemption plan allows our stockholders who have held shares for at least one year to request that we redeem between 25% and 100% of their shares, provided that if a stockholder presents fewer than all of their shares for redemption, the stockholder must retain at least $5,000 worth of shares based on the most recent public primary offering price per share or, subsequent to the termination of the public primary offering period for the shares, the then estimated NAV per share. If we have sufficient funds available to do so and if we choose, in our sole discretion, to redeem shares, the number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•	At no time during a 12-month period may we redeem more than 5% of the weighted average number of shares of our common stock outstanding at the beginning of such 12-month period;
•	Redemption pricing shall be at our then-current NAV per share as published from time to time in our Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K; and
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

During the three months ended March 31, 2018, we received a request for the redemption of common stock of approximately $25,000 in Class T shares.  The redemption was approved by our board of directors and paid in March 2018.

No other redemption requests were made during this period.  The redemptions were funded by proceeds from our Reinvestment Plan.

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

Three months ended March 31, 2018 as compared to three months ended March 31, 2017

•

Resident fees and services for the three months ended March 31, 2018 was approximately $1.1 million as compared to approximately $11,000 for the three months ended March 31, 2017.  As a result of our seniors housing investment, Summer Vista, being acquired on March 31, 2017, the prior period consisted entirely of allocated pro-rations at closing while the current period included an entire quarter of resident fees and services.

•

Rental income and tenant reimbursements for the three months ended March 31, 2018 was approximately $0.4 million and related entirely to our Mid America Surgery property, which was acquired on December 27, 2017.  There was no rental income and tenant reimbursements for the three months ended March 31, 2017.

•

Property operating expenses were approximately $0.8 million for the three months ended March 31, 2018 as compared to approximately $9,000 for the three months ended March 31, 2017.  As a result of our seniors housing investment, Summer Vista, being acquired on March 31, 2017, the prior period consisted entirely of allocated pro-rations at closing while the current period includes an entire quarter of property operating expenses for both of our investment properties.

•

General and administrative expenses for the three months ended March 31, 2018 were approximately $0.3 million as compared to $0.2 million for 2017 and were comprised primarily of directors’ and officers’ insurance, accounting and legal fees, Advisor personnel expenses and board of director fees. However, these Advisor personnel expenses have been or are expected to be settled in the form of restricted stock pursuant to the Expense Support Agreement and as such our general and administrative expenses were reduced by approximately $0.1 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.  Until such time that we meet established distribution coverage targets, our Advisor has agreed to accept payment in the form of restricted stock in lieu of cash.

•

Property management fees were approximately $0.1 million for the three months ended March 31, 2018 and relate entirely to the operations of our investment properties.  There were no property management fees expense for the three months ended March 31, 2017.

•

Acquisition fees and expenses for the three months ended March 31, 2018 were approximately $800 as compared to approximately $0.6 million for the three months ended March 31, 2017.  The acquisition fees and expenses for the three months ended March 31, 2017 were capitalized as a component of the cost of the assets acquired and allocated on a relative fair value basis.

•

Asset management fees for the three months ended March 31, 2018 were approximately $0.1 million.  There were no asset management fees recorded for the three months ended March 31, 2017 as a result of our first acquisition, Summer Vista, being on March 31, 2017.  These asset management fees have been or are expected to be settled in the form of restricted stock pursuant to the Expense Support Agreement and as such our asset management fees were reduced by approximately $0.1 million. Until such time that we meet established distribution coverage targets, the Advisor has agreed to accept payment in the form of restricted stock in lieu of cash.

•

Depreciation and amortization expenses were approximately $0.5 million for the three months ended March 31, 2018 and relate entirely to the operations of our investment properties.  There were no depreciation or amortization expenses for the three months ended March 31, 2017 as a result of our first acquisition, Summer Vista, being on March 31, 2017.

•

Interest expense for the three months ended March 31, 2018 was approximately $0.2 million as compared to approximately $19,000 for the three months ended March 31, 2017. The increase relates to the Summer Vista and Mid America Surgery loans being outstanding for the entire period in 2018; whereas in 2017 interest expenses related to one day of interest on our Summer Vista Loan as well as the notes issued in connection with our private placement (“Notes”).

•

Income tax expense for the three months ended March 31, 2018 was approximately $31,000.  For the three months ended March 31, 2017, we had no income tax expense.  The income tax expense is related entirely to

TRS Holdings and as such the increase across periods is primarily reflective of the acquisition of our first property, Summer Vista, on March 31, 2017.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues and income to be derived from the acquisition and operation of properties and other permitted investments, other than those referred to in the risk factors identified in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues and services less property operating expenses and property management fees.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  We made our first investment on March 31, 2017 while we had two operating properties for the entirety of the three months ended March 31, 2018.

The chart below illustrates our net losses and NOI for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,		Change
	2018	2017	$
Net loss	$(390)	$(251)
Adjusted to exclude:
General and administrative expenses	320	235
Acquisition fees and expenses	1	―
Depreciation and amortization	454	―
Other expenses, net of other income	245	19
Income tax expense	31	―
NOI	$661	$3	$658

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

The following table presents a reconciliation of net loss to FFO and MFFO for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(390)	$(251)
Adjustments to reconcile net loss to FFO
Depreciation and amortization	454	―
Total FFO	64	(251)
Straight-line rent adjustments	(32)	―
Amortization of above and below market intangibles	2
Acquisition fees and expenses	1	―
Total MFFO	$35	$(251)

Class A common stock:
Weighted average number of Class A common shares outstanding (1)	820	378
Net loss per share of Class A common stock outstanding (basic and diluted)	(0.12)	(0.25)
FFO per share of Class A common stock outstanding (basic and diluted)	0.02	(0.25)
MFFO per share of Class A common stock outstanding (basic and diluted)	0.01	(0.25)

Class T common stock:
Weighted average number of Class T common shares outstanding (1)	2,303	612
Net loss per share of Class T common stock outstanding (basic and diluted)	(0.12)	(0.25)
FFO per share of Class T common stock outstanding (basic and diluted)	0.02	(0.25)
MFFO per share of Class T common stock outstanding (basic and diluted)	0.01	(0.25)

Class I common stock:
Weighted average number of Class I common shares outstanding (1)	209	12
Net loss per share of Class I common stock outstanding (basic and diluted)	(0.12)	(0.25)
FFO per share of Class I common stock outstanding (basic and diluted)	0.02	(0.25)
MFFO per share of Class I common stock outstanding (basic and diluted)	0.01	(0.25)

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

Our Advisor and its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to us, including personnel costs, subject to the limitation that, beginning on the earlier of the Expense Year after (i) we make our first investment or (ii) six months after the commencement of the Offering, we will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income in any Expense Year unless approved by the independent directors.  We commenced our Offering in March 2016 and made our first investment in March 2017.  For the Expense Year ended March 31, 2018, our total operating expenses were in excess of this limitation by approximately $0.5 million.  As of March 31, 2018, we had received cumulative approvals by our independent directors for total operating expenses in excess of this limitation of approximately $0.7 million.  Our independent directors determined that the higher relationship of operating expenses to average invested assets was justified based on our being in the early stages of raising and deploying capital and the limited number of investments to date, both of which were impacted by the downtime required to modify the dealer manager agreement to reduce overall underwriting compensation as discussed above, and the cost of operating a public company.

As of March 31, 2018, our Advisor has incurred aggregate other organizational and offering expenses of approximately $6.4 million, which are not eligible for reimbursement by us.  These expenses include, but are not limited to, SEC registration fees, FINRA filing fees, printing and mailing expenses, blue sky fees and expenses, legal fees and expenses, accounting fees and expenses, advertising and sales literature, transfer agent fees, due diligence expenses, personnel costs associated with processing investor subscriptions, escrow fees and other administrative expenses of the Offering.

See Item 1. “Financial Statements” – Note 7 “Related Party Arrangements” in the accompanying condensed consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018.

Contractual Obligations

The following table presents our contractual obligations by payment period as of March 31, 2018 (in thousands):

	Payments Due by Period
	2018	2019-2020	2021-2022	Thereafter	Total
Mortgages and notes payable (principal and interest)	$676	$7,810	$14,386	$1,991	$24,863
	$676	$7,810	$14,386	$1,991	$24,863

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

The fair market value of the Notes was approximately $0.3 million as of March 31, 2018, which was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

The following is a schedule as of March 31, 2018 of our variable rate debt maturities for the remainder of 2018 and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2018	2019	2020	2021	2022	Thereafter		Total	Fair Value (1)
Variable rate debt	$32	$199	$5,811	$224	$13,234	$	―	$19,500	$19,589
Average interest rate on variable rate debt	LIBOR + 2.70%	LIBOR + 2.70%	LIBOR + 2.70%	LIBOR + 2.70%				LIBOR + 2.56%

FOOTNOTE:

(1)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2018, compared to LIBOR rates as of March 31, 2018, would result in fluctuation of interest expense on our variable rate debt of approximately $0.2 million for the year ended December 31, 2018. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest swap contracts, or the impact of any LIBOR floors or caps.

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

Internal Controls Over Financial Reporting

During the most recent fiscal quarter, there were no changes in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

With the exception of the risk factor set forth below, which updates the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Our charter designates the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our charter provides that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

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

The use of proceeds from our Primary Offering was as follows as of March 31, 2018 (in thousands):

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,750,000
Shares sold (3)	3,574

Aggregate amount sold (3)	$37,531
Payment of underwriting compensation (4)	(1,780)	$(1,780)	$—
Net offering proceeds to the issuer	35,751
Purchases of real estate and development costs	(13,569)	—	(13,569)
Payment of investment services fees and acquisition expenses	(1,029)	—	(1,029)
Payment of capital expenditures	(32)	—	(32)
Redemptions of common stock	(25)	—	(25)
Repayments of mortgages and notes payable(5)	(2,150)	—	(2,150)
Distributions to stockholders (5)	(182)	(123)	(59)
Remaining proceeds from the Offering	$18,764

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

Issuer Purchases of Equity Securities

The following details our repurchases of securities between January 1, 2018 and March 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the plan	Maximum number of shares that may yet be purchased under the plan (1)
January 1, 2018 through January 31, 2018	—	—	—	87,283
February 1, 2018 through February 28, 2018	—	—	—	87,283
March 1, 2018 through March 31, 2018	2,538	$10.00	2,538	84,745
Total	2,538	$10.00	2,538

____________

FOOTNOTE:

(1)

This represents the maximum number of shares which can be redeemed under the redemption plan and is subject to a five percent limitation of the weighted-average aggregate number of Class A, Class T and Class I shares of our common stock outstanding during the prior calendar year.  However, we are not obligated to redeem such amounts and this does not take into account the amount the board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan.  Under the redemption plan, we can, at our discretion, use the full amount of the proceeds from the sale of shares under our Reinvestment Plan attributable to any month to redeem shares presented for redemption during such month.  Any amount of proceeds from our Reinvestment Plan, which is available for redemptions but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of proceeds from our Reinvestment Plan that would otherwise be available for redemptions.

Item 3.	Defaults Upon Senior Securities - None
Item 4.	Mine Safety Disclosure – Not Applicable
Item 5.	Other Information - None
Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement (Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 15, 2017 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2016 and incorporated herein by reference.)

4.1

Form of Subscription Agreement (Previously included as Appendix B to the Prospectus filed with the Company’s Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-206017), filed April 13, 2018 and incorporated herein by reference.)

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

101

The following materials from CNL Healthcare Properties II, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of May 2018.

CNL HEALTHCARE PROPERTIES II, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)