Form 10-Q
period 2018-06-30
CNL Healthcare Properties II, Inc.
filed 2018-08-09
CIK 1648383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s outstanding Class A, Class T and Class I common stock as of August 1, 2018 was 883,268 shares, 3,224,163 shares and 418,923 shares, respectively.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2018	2017
Real estate investment properties, net	$30,580,570	$31,085,939
Restricted cash	15,700,018	110,999
Cash	7,455,217	12,310,920
Intangibles, net	4,262,741	4,653,504
Other assets	317,198	192,423
Total assets	$58,315,744	$48,353,785
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages and notes payable, net	$19,574,527	$19,532,986
Due to related parties	1,284,848	836,647
Accounts payable and accrued liabilities	756,825	1,023,909
Other liabilities	432,333	450,311
Total liabilities	22,048,533	21,843,853
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; none issued or outstanding	―	―
Class A Common stock, $0.01 par value per share, 700,000,000 shares authorized; 878,939 and 808,011 shares issued and 866,325 and 808,011 outstanding, respectively	8,663	8,080
Class T Common stock, $0.01 par value per share, 700,000,000 shares authorized; 3,013,406 and 2,049,223 shares issued and 3,010,868 and 2,049,223 outstanding, respectively	30,109	20,492
Class I Common stock, $0.01 par value per share, 100,000,000 shares authorized; 348,644 and 160,490 shares both issued and outstanding, respectively	3,487	1,605
Capital in excess of par value	40,355,933	28,984,932
Accumulated loss	(2,399,408)	(1,658,977)
Accumulated distributions	(1,731,573)	(846,200)
Total stockholders' equity	36,267,211	26,509,932
Total liabilities and stockholders' equity	$58,315,744	$48,353,785

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Resident fees and services	$1,140,235	$1,071,441	$2,264,760	$1,082,870
Rental income and tenant reimbursements	421,426	―	830,242	―
Total revenues	1,561,661	1,071,441	3,095,002	1,082,870
Operating expenses:
Property operating expenses	801,005	600,739	1,589,386	609,425
General and administrative expenses	286,398	251,250	606,082	485,788
Acquisition fees and expenses	―	―	818	―
Property management fees	91,703	71,872	175,715	71,872
Depreciation and amortization	456,189	322,768	910,607	322,768
Total operating expenses	1,635,295	1,246,629	3,282,608	1,489,853
Operating loss	(73,634)	(175,188)	(187,606)	(406,983)
Other income (expense):
Interest and other income	40	―	62	―
Interest expense and loan cost amortization	(262,772)	(186,868)	(507,704)	(206,194)
Total other expense	(262,732)	(186,868)	(507,642)	(206,194)
Loss before income taxes	(336,366)	(362,056)	(695,248)	(613,177)
Income tax expense	13,827	29,625	45,183	29,625
Net loss	$(350,193)	$(391,681)	$(740,431)	$(642,802)
Class A common stock:
Net loss attributable to Class A stockholders	$(76,220)	$(141,987)	$(170,229)	$(236,680)
Net loss per share of Class A common stock outstanding (basic and diluted)	$(0.09)	$(0.27)	$(0.20)	$(0.53)
Weighted average number of Class A common shares outstanding (basic and diluted)	864,904	521,373	843,755	447,072
Distributions declared per Class A common share	$0.1440	$0.1440	$0.2880	$0.2490
Class T common stock:
Net loss attributable to Class T stockholders	$(246,458)	$(240,892)	$(517,514)	$(394,424)
Net loss per share of Class T common stock outstanding (basic and diluted)	$(0.09)	$(0.27)	$(0.20)	$(0.53)
Weighted average number of Class T common shares outstanding (basic and diluted)	2,796,686	884,554	2,565,097	745,041
Distributions declared per Class T common share	$0.1175	$0.1168	$0.2354	$0.1918
Class I common stock:
Net loss attributable to Class I stockholders	$(27,515)	$(8,802)	$(52,688)	$(11,698)
Net loss per share of Class I common stock outstanding (basic and diluted)	$(0.09)	$(0.27)	$(0.20)	$(0.53)
Weighted average number of Class I common shares outstanding (basic and diluted)	312,234	32,321	261,149	22,097
Distributions declared per Class I common share	$0.1314	$0.1337	$0.2626	$0.2387

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Common Stock
	Class A		Class T		Class I		Capital in			Total
	Number	Par	Number	Par	Number	Par	Excess of	Accumulated	Accumulated	Stockholders'
	of Shares	Value	of Shares	Value	of Shares	Value	Par Value	Loss	Distributions	Equity
Balance at December 31, 2017	808,011	$8,080	2,049,223	$20,492	160,490	$1,605	$28,984,932	$(1,658,977)	$(846,200)	$26,509,932
Subscriptions received for common stock, including distribution reinvestments	65,726	657	949,264	9,493	186,687	1,867	12,536,152	―	―	12,548,169
Stock dividends issued	5,202	52	14,919	149	1,467	15	(216)	―	―	―
Redemptions of common stock	(12,614)	(126)	(2,538)	(25)	―	―	(152,130)	―	―	(152,281)
Stock issuance and offering costs	―	―	―	―	―	―	(1,012,805)	―	―	(1,012,805)
Net loss	―	―	―	―	―	―	―	(740,431)	―	(740,431)
Cash distributions declared	―	―	―	―	―	―	―	―	(885,373)	(885,373)
Balance at June 30, 2018	866,325	$8,663	3,010,868	$30,109	348,644	$3,487	$40,355,933	$(2,399,408)	$(1,731,573)	$36,267,211
Balance at December 31, 2016	325,119	$3,251	308,587	$3,086	8,454	$85	$6,226,141	$(342,447)	$(57,361)	$5,832,755
Subscriptions received for common stock, including distribution reinvestments	328,484	3,285	594,682	5,946	35,872	359	10,185,732	―	―	10,195,322
Stock dividends issued	3,408	34	5,268	53	130	1	(88)	―	―	―
Stock issuance and offering costs	―	―	―	―	―	―	(826,698)	―	―	(826,698)
Net loss	―	―	―	―	―	―	―	(642,802)	―	(642,802)
Cash distributions declared	―	―	―	―	―	―	―	―	(245,776)	(245,776)
Balance at June 30, 2017	657,011	$6,570	908,537	$9,085	44,456	$445	$15,585,087	$(985,249)	$(303,137)	$14,312,801

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Net cash flows used in operating activities	$(84,809)	$(121,090)
Investing activities:
Acquisition of property	(6,000)	(21,847,988)
Capital expenditures	(34,269)	(17,000)
Net cash used in investing activities	(40,269)	(21,864,988)
Financing activities:
Subscriptions received for common stock through primary offering	12,039,730	10,091,137
Payment of underwriting compensation	(641,724)	(641,509)
Payment of cash distributions, net of distribution reinvestments	(376,934)	(141,591)
Redemptions of common stock	(152,281)	—
Proceeds from mortgages and notes payable	—	16,050,000
Payment of loan costs	(10,397)	(206,706)
Net cash flows provided by financing activities	10,858,394	25,151,331
Net increase in cash and restricted cash	10,733,316	3,165,253
Cash and restricted cash at beginning of period	12,421,919	6,360,241
Cash and restricted cash at end of period	$23,155,235	$9,525,494
Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Acquisition fees and expenses related to asset acquisition	$—	$6,131
Loan costs	$—	$1,328
Selling commissions and Dealer Manager fees	$20,711	$12,418
Annual distribution and stockholder servicing fee	$1,177,044	$339,877
Assumption of liabilities on acquisition of property	$—	$170,918

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

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

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the quarter and six months ended June 30, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018.  Amounts as of December 31, 2017 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Restricted Cash — As of June 30, 2018, the Company had approximately $15.5 million on deposit with a potential lender for an anticipated acquisition.  This cash deposit represents restricted use funds under the requirements of the lender’s loan commitment letter until such time as the Company either uses the cash deposit to fund the anticipated acquisition or the Company breaks the loan commitment with the lender.  While the Company’s cash deposit exceeds federally insured amounts, the Company continues to monitor the lender and believes it is not exposed to any significant credit risk given the short-term nature of the restricted use of its cash deposit.

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

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

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

Recent Accounting Pronouncements — In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted.  The ASU is to be applied using a modified retrospective approach.  The Company expects that adoption will impact the Company’s consolidated financial statements and related financial statement disclosures; specifically, the Company’s consolidated financial position as it relates to the required presentation for arrangements such as ground or other leases in which the Company is the lessee. However, the Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated results of operations or cash flows.  In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which includes a practical expedient for lessors allowing them to elect to not separate lease and non-lease components in a contract for the purpose of revenue recognition and disclosure if certain criteria are met.  The Company plans to elect the practical expedient and apply to all leases that qualify under the established criteria.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payments. The amendments also clarify that this topic does not apply to share-based payments used to provide financing to the issuer or awards granted in conjunction with selling of goods or services to customers as a part of a contract accounted for under Revenue from Contracts with Customers (Topic 606).  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018.  The Company is currently assessing the impact of adoption of this ASU will have on the Company’s consolidated financial statements.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

3.	Revenue (continued)

The following table represents the disaggregated revenue for resident fees and services during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
					Percentage
Type of Investment	Number of Units		Revenues		of Revenues
Resident fees and services:	2018	2017	2018	2017	2018	2017
Assisted living	67	67	$1,651,054	$806,985	72.9%	74.5%
Memory care	22	22	584,920	270,755	25.8%	25.0%
Other revenues	―	―	28,786	5,130	1.3%	0.5%
	89	89	$2,264,760	$1,082,870	100.0%	100.0%

4.	Real Estate Acquisitions

The Company made no acquisitions during the six months ended June 30, 2018.

During the six months ended June 30, 2017, the Company acquired Summer Vista, a seniors housing community in Pensacola, Florida, for a purchase price of approximately $21.4 million.  In connection therewith, the Company incurred approximately $0.6 million of acquisition fees and expenses, which were capitalized as a component of the cost of the assets acquired and allocated on a relative fair value basis.

The seniors housing community features 89 residential units and is operated under a RIDEA structure pursuant to a five-year property management agreement with SRI Management, LLC (“Superior Residences”).

The following summarizes the purchase price allocation for Summer Vista, and the related assets acquired and liabilities assumed in connection with the acquisition:

Land and land improvements	$2,269,406
Buildings and building improvements	17,611,786
Furniture, fixtures and equipment	857,338
In-place lease intangibles (1)	1,286,507
Liabilities assumed	(170,918)
Total purchase price consideration	$21,854,119

FOOTNOTE:

(1)	At the acquisition date, the weighted-average amortization period on the acquired in-place lease intangibles was approximately 2.5 years and is based on the expected unit turnover.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

5.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
Land and land improvements	$2,683,072	$2,683,051
Building and building improvements	28,109,623	28,109,037
Furniture, fixtures and equipment	912,742	879,288
Less: accumulated depreciation	(1,124,867)	(585,437)
Real estate assets, net	$30,580,570	$31,085,939

Depreciation expense on the Company’s real estate assets, net was approximately $0.3 million and $0.5 million for the quarter and six months ended June 30, 2018, respectively, and approximately $0.2 million for both the quarter and six months ended June 30, 2017.

6.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
In-place lease intangibles	$3,495,754	$3,495,632
Ground lease intangibles	1,543,910	1,543,824
Less: accumulated amortization	(776,923)	(385,952)
Intangible assets, net	$4,262,741	$4,653,504
Below-market lease intangibles	$(340,409)	$(340,390)
Less: accumulated amortization	15,276	—
Intangible liabilities, net (1)	$(325,133)	$(340,390)

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying condensed consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $0.2 million and $0.4 million for the quarter and six months ended June 30, 2018, respectively, of which approximately $10,000 and $20,000 was treated as an increase of property operating expenses and approximately $0.2 million and $0.4 million was included in depreciation and amortization.  Amortization on the Company’s intangible assets was approximately $0.1 million for both the quarter and six months ended June 30, 2017, all of which was included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $8,000 and $15,000 for the quarter and six months ended June 30, 2018, respectively, all of which was treated as an increase in rental income and tenant reimbursements.  There was no amortization expense on the Company’s intangible liabilities for the quarter and six months ended June 30, 2017.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

7.	Related Party Arrangements

The Company is externally advised and has no direct employees. All of the Company’s executive officers are executive officers, or on the board of managers of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the Dealer Manager of the Offering and a wholly owned subsidiary of CNL. In connection with services provided to the Company, affiliates are entitled to the following fees:

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

CNL Capital Markets, LLC — The Company will pay CNL Capital Markets, LLC, an affiliate of CNL, an annual fee payable monthly based on the average number of total investor accounts that will be open during the term of the capital markets service agreement pursuant to which certain administrative services are provided to the Company.  These services may include, but are not limited to, the facilitation and coordination of the transfer agent’s activities, client services and administrative call center activities, financial advisor administrative correspondence services, material distribution services and various reporting and troubleshooting activities.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

7.	Related Party Arrangements (continued)

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

The Advisor, its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to the Company, including personnel costs, subject to the limitation that the Company will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of its average invested assets or 25% of its net income in any four consecutive fiscal quarters (“Expense Year”) unless approved by the independent directors.  The Company commenced its Primary Offering in March 2016 and made its first investment in March 2017.  For the Expense Year ended June 30, 2018, the Company’s total operating expenses were in excess of this limitation by approximately $0.4 million.  As of June 30, 2018, the Company had received cumulative approvals from its independent directors for total operating expenses in excess of this limitation of approximately $0.8 million.  The Company’s independent directors determined that the higher relationship of operating expenses to average invested assets was justified based on the level of capital raise, the limited number of investments to date, and the cost of operating a public company.

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

For the quarter and six months ended June 30, 2018, the Company paid cash distributions of approximately $38,000, $76,000, respectively, and issued stock dividends of approximately 8,000 shares and 16,000 shares, respectively, to the Advisor.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

7.	Related Party Arrangements (continued)

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

The following fees for services rendered are expected to be settled in the form of restricted stock pursuant to the Expense Support Agreement for the quarter and six months ended June 30, 2018 and cumulatively as of June 30, 2018:

	Quarter Ended		Six Months Ended		As of
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018
Fees for services rendered:
Asset management fees	$70,800	$42,800	$141,600	$43,260	$271,966
Advisor personnel expenses (1)	123,142	122,135	249,771	224,399	686,174
Total fees for services rendered	$193,942	$164,935	$391,371	$267,659	$958,140
Then-current offering price or NAV	$10.06	$10.93	$10.06	$10.93	$10.06
Restricted stock shares (2)	19,279	15,090	38,904	24,488	95,243
Cash distributions on restricted stock (3)	$8,113	$—	$8,113	$—	$8,113
Stock dividends on restricted stock (4)	170	―	170	―	170

FOOTNOTES:

(1)

Amounts consist of personnel and related overhead costs of the Advisor or its affiliates (which, in general, are those expenses relating to the Company’s administration on an on-going basis) that are reimbursable by the Company.

(2)

Represents restricted stock shares issued or expected to be issued to the Advisor as of June 30, 2018 pursuant to the Expense Support Agreement.  No fair value was assigned to the restricted stock shares as the shares are expected to be valued at zero upon issuance, which represents the lowest possible value estimated at vesting.  In addition, the restricted stock shares will be treated as unissued for financial reporting purposes until the vesting criteria are met.

(3)	The cash distributions have been recognized as compensation expense as issued and included in general and administrative expense in the accompanying condensed consolidated statements of operations.
(4)

The par value of the stock dividends has been recognized as compensation expense as issued and included in general and administrative expense in the accompanying condensed consolidated statements of operations.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

7.	Related Party Arrangements (continued)

The fees payable to the Dealer Manager for the quarter and six months ended June 30, 2018 and 2017, and related amounts unpaid as of June 30, 2018 and December 31, 2017 are as follows:

	Quarter Ended		Six Months Ended		Unpaid amounts as of (1)
	June 30,		June 30,		June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Selling commissions (2)	$89,834	$150,493	$221,675	$343,369	$3,200	$10,000
Dealer manager fees (2)	110,527	76,915	276,283	260,651	17,511	18,150
Distribution and stockholder servicing fees (2)	221,469	47,882	514,847	222,678	1,177,044	798,524
	$421,830	$275,290	$1,012,805	$826,698	$1,197,755	$826,674

The expenses incurred by and reimbursable to the Company’s related parties for the quarter and six months ended June 30, 2018 and 2017, and related amounts unpaid as of June 30, 2018 and December 31, 2017 are as follows:

	Quarter Ended		Six Months Ended		Unpaid amounts as of (1)
	June 30,		June 30,		June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Reimbursable expenses:
Operating expenses (3)	$263,201	$240,883	$526,795	$431,409	$87,093	197,235
Acquisition fees and expenses	601	20,000	1,503	21,889	―	―
	263,802	260,883	528,298	453,298	87,093	197,235
Investment Service Fees (4)	―	―	―	481,500	―	―
Asset Management Fees (5)	70,800	42,800	141,600	43,260	―	―
	$334,602	$303,683	$669,898	$978,058	$87,093	$197,235

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity.
(3)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets. For the quarter and six months ended June 30, 2018, approximately $0.1 million and $0.2 million, respectively, of personnel expenses of affiliates of the Advisor are expected to be settled in accordance with the terms of the Expense Support Agreement and as such our general administrative expenses were reduced by approximately $0.1 million and $0.2 million, respectively. For the quarter and six months ended June 30, 2017, approximately $0.1 million and $0.2 million, respectively, of personnel expenses of affiliates of the Advisor were settled in accordance with the terms of the Expense Support Agreement.

(4)

For the quarter and six months ended June 30, 2018, the Company did not incur any investment services fees. For the six months ended June 30, 2017, the Company incurred approximately $0.5 million in investment services fees of which approximately $0.5 million was capitalized and included in real estate investment properties, net in the accompanying condensed consolidated balance sheets. No such fees were incurred for the quarter ended June 30, 2017.

(5)

For the quarter and six months ended June 30, 2018, the Company incurred approximately $0.1 million and $0.1 million, respectively, in asset management fees, all of which are expected to be settled in accordance with the terms of the Expense Support Agreement.  For the quarter and six months ended June 30, 2017, the Company incurred approximately $43,000 and $43,000 in asset management fees, respectively, all of which were settled in accordance with the terms of the Expense Support Agreement.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

8.	Equity

Subscription Proceeds — As of June 30, 2018 and 2017 , the Company had received aggregate subscription proceeds of approximately $44.0 million (4.2 million shares) and $16.8 million (1.6 million shares), respectively, both of which include $200,000 (20,000 shares) of subscription proceeds received from the Advisor prior to the commencement of the Offering, approximately $251,250 (25,125 shares) of subscription proceeds received in connection with a private placement made in 2016 and approximately $901,000 (90,000 shares) and $108,000 (10,800 shares), respectively, of subscription proceeds pursuant to the Reinvestment Plan.

Distributions — For the six months ended June 30, 2018 and 2017, the Company declared and paid cash distributions of approximately $0.9 million and $0.3 million, respectively, which were net of class-specific expenses.  In addition, the Company declared and issued stock dividends of approximately 22,000 and 9,000 shares of common stock during the six months ended June 30, 2018 and 2017, respectively.

For the six months ended June 30, 2018 and 2017, 100.0% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.  No amounts distributed to stockholders for the six months ended June 30, 2018 and 2017 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement.  The distribution of new common stock shares to recipients is non-taxable.

In June 2018, the Company’s board of directors declared a monthly cash distribution of $0.0480, less class-specific expenses, and a monthly stock dividend of 0.00100625 shares on each outstanding share of common stock on July 1, 2018, August 1, 2018 and September 1, 2018.  These distributions and dividends are to be paid and distributed by September 30, 2018.

Redemptions — During the six months ended June 30, 2018, the Company received requests for the redemption of common stock of approximately $25,000 in Class T shares and $127,000 in Class A shares, which were approved for redemption at an average price of $10.00 and $10.06, respectively, and paid in March 2018 and June 2018, respectively.  There were no redemptions requested during the six months ended June 30, 2017.

9.	Income Taxes

The accompanying condensed consolidated financial statements include an interim tax provision for the quarter and six months ended June 30, 2018 and 2017 as the Company intends to qualify and may elect to be taxed as a REIT for U.S. federal income tax purposes beginning with the year ending December 31, 2017 or, as determined by its board of directors, the Company’s first year of material operations.  The Company recorded a total provision for income taxes of approximately $14,000 and $45,000 for the quarter and six months ended June 30, 2018, respectively, and $30,000 for both the quarter and six months ended June 30, 2017.  Of the approximate $45,000 in income tax expense for the six months ended June 30, 2018, approximately $43,000 represent current income tax expense, and approximately $2,000 represent a decrease to the Company’s net deferred tax assets which is primarily due to the reversal of the existing taxable temporary differences.  Of the approximate $30,000 in income tax expense for the six months ended June 30, 2017, $36,000 represents current income tax and $6,000 represents total deferred tax benefit.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

11.	Subsequent Events

During the period from July 1, 2018 through August 1, 2018, the Company received additional subscription proceeds of approximately $3.1 million (0.3 million shares).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter and six months ended June 30, 2018 (“Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the risk factors listed and described in the Company’s  Annual Report on Form 10-K for the year ended December 31, 2017, as well as Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter end March 31, 2018, copies of which may be obtained from the Company’s website at www.cnlhealthcarepropertiesii.com.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of June 30, 2018 (unaudited) and December 31, 2017.  Amounts as of December 31, 2017, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date.  This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes thereto and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of August 1, 2018, our healthcare investment portfolio consisted of interests in one seniors housing property and one medical office building (“MOB”).  Our seniors housing property, Summer Vista, is operated under a RIDEA structure pursuant to a property management agreement with SRI Management, LLC, which represents our only RIDEA operator as of August 1, 2018.  Our MOB, Mid America Surgery Institute, consisted of five tenants with the largest tenant, Mid America Surgery Institute, accounting for 50.6% of total rentable square feet.

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

Management reviews certain operating and other statistical measures of the underlying property such as occupancy levels and revenue per occupied unit (“RevPOU”), which we define as total revenue before charges for ancillary and care services offered at the community divided by average number of occupied units. As of June 30, 2018, 99% of resident units were occupied at Summer Vista.  The average monthly RevPOU as of June 30, 2018 and 2017 was $4,059 and $3,845 for assisted living units, respectively, and $4,415 and $4,014 for memory care units, respectively.  As of June 30, 2018, there were 42 residents on a waitlist indicating interest for units as they become available.

Similarly, within the medical office class, management reviews operating statistics of the underlying properties, including occupancy levels and monthly rent per square foot.  As of June 30, 2018, Mid America Surgery was 100% leased to five tenants with a remaining weighted average lease term of approximately 8.7 years.  The average monthly rent per square foot as of June 30, 2018 was $2.19.

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

We intend to strategically leverage our real estate assets and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio.  Our ability to increase our diversification through borrowings could be adversely affected by credit market conditions, which could result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.  We may also be negatively impacted by rising interest rates on any unhedged variable rate debt or the timing of when we seek to refinance existing debt.  During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.  Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  As of June 30, 2018 and December 31, 2017, our debt leverage ratio was approximately 33.6% and 40.4% of the aggregate carrying value of our assets, respectively.

Sources of Liquidity and Capital Resources

Common Stock Subscriptions

We have received gross offering proceeds in sufficient to satisfy the minimum offering amounts in all states where we are conducting our offering except Pennsylvania.

For the six months ended June 30, 2018 and 2017, we received aggregate subscription proceeds of approximately $12.0 million (1.2 million shares) and $10.1 million (0.9 million shares), respectively, and approximately $0.5 million (0.05 million shares) and $0.1 million (0.01 million shares), respectively, of subscription proceeds received pursuant to our Reinvestment Plan.

For the period from July 1, 2018 through August 1, 2018, we received additional subscription proceeds of approximately $3.1 million (0.3 million shares).  We expect to continue to raise capital under our Offering.

Indebtedness

During the six months ended June 30, 2018, we did not borrow any additional proceeds.

During the six months ended June 30, 2017, we borrowed approximately $16.1 million in connection with our acquisition of Summer Vista.  In December 2017, we paid the sum of approximately $2.2 million of the original outstanding principal balance of the Summer Vista Loan, and as a result, interest payable on the Summer Vista Loan was reduced to a rate equal to the sum of LIBOR plus 2.70% in accordance with the terms of the Summer Vista Loan.  We may prepay, without a penalty, all or any part of the Summer Vista Loan at any time.

Expense Support Agreement

During the quarter and six months ended June 30, 2018 and 2017, our cash flows from operating activities was positively impacted by the Expense Support Agreement with our Advisor pursuant to which our Advisor has agreed to accept payment in restricted stock in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets (as defined in the Expense Support Agreement).  For the quarter and six months ended June 30, 2018, approximately $0.2 million and $0.4 million are expected to be settled in the form of restricted stock pursuant to the Expense Support Agreement.  For the quarter and six months ended June 30, 2017, $0.2 million and $0.3 million, respectively, of asset management fees and Advisor personnel expenses have been settled in the form of restricted stock pursuant to the Expense Support Agreement.  Any amounts settled, and for which restricted stock shares will be issued, pursuant to the Expense Support Agreement are permanently settled and we have no further obligation to pay such amounts to our Advisor.

Refer to Item 1. “Financial Statements” – Note 7. “Related Party Arrangements” for additional information.

Uses of Liquidity and Capital Resources

Real Estate Acquisition

There were no properties acquired during the six months ended June 30, 2018.  During the six months ended June 30, 2017, we acquired Summer Vista for a total purchase price consideration of approximately $21.8 million.  We expect to continue to expand our healthcare investment portfolio through additional acquisitions as we raise additional capital from our Offering.

In July 2018, we entered into a purchase agreement to acquire a seniors housing community in Riverview, Florida consisting of 92 units (62 assisted living and 30 memory care units) for a purchase price of approximately $25.5 million, exclusive of closing costs and purchase price adjustments.  In connection therewith, we escrowed an earnest money deposit of $150,000 which as of the date of this filing is refundable. The acquisition is expected to close during the third quarter of 2018 and is subject to certain contingencies, including completion of due diligence, licensing and obtaining financing. There can be no assurance that any or all contingencies will be satisfied and that the transaction will ultimately be completed, which in either event the deposit would be applied toward the purchase price or refunded to us.

Net Cash Used In Operating Activities

We experienced cash used in operating activities for the six months ended June 30, 2018 of approximately $0.1 million as compared to cash used in operating activities of approximately $0.1 million for the six months ended June 30, 2017.  We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income (“NOI”) from our properties.

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

For the six months ended June 30, 2018 and 2017, we paid approximately $0.6 million and $0.6 million, respectively, in underwriting compensation.  Under the terms of the Primary Offering, our Dealer Manager is entitled to receive selling commissions, dealer manager fees and/or annual distribution and stockholder servicing fees, which are based on the respective share class of our common stock sold, all or a portion of which may be reallowed to participating broker dealers.

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

The following table details our cash distributions per share and our total cash distributions paid, including distribution reinvestments, for the six months ended June 30, 2018 and 2017 (in thousands except per share data):

	Cash Distributions per Share (1)			Cash Distributions Paid (2)			Cash Flows
Periods	Class A Share	Class T Share	Class I Share	Cash Distributions Declared	Distribution Reinvestments	Cash Distributions net of Distribution Reinvestments	Provided by (Used in) Operating Activities (3)
2018 Quarters
First	$0.1440	$0.1178	$0.1312	$402	$225	$177	$157
Second	0.1440	0.1175	0.1314	483	283	200	(242)
Year	$0.2880	$0.2353	$0.2626	$885	$508	$377	$(85)

2017 Quarters
First	$0.1050	$0.0750	$0.1050	$73	$28	$45	$(154)
Second	0.1440	0.1168	0.1337	173	76	97	33
Year	$0.2490	$0.1918	$0.2387	$246	$104	$142	$(121)

FOOTNOTES:

(1)

Our board of directors authorized monthly cash distributions on the outstanding shares of all classes of our common stock, beginning in August 2016 and continuing each month through March 31, 2017, in monthly amounts equal to $0.0350 per share, less class-specific expenses with respect to each class.  Beginning April 1, 2017 and continuing each month through June 30, 2018, monthly cash distributions on the outstanding shares of all classes of our common stock were declared in monthly amounts equal to $0.0480 per share, less class-specific expenses with respect to each class.

(2)	Represents cash distributions declared, the amount of distributions reinvested in additional shares through our Reinvestment Plan and the amount of Offering proceeds used to fund cash distributions.
(3)

For the six months ended June 30, 2018 and 2017, our net loss was approximately $0.7 million and $0.6 million, respectively, while cash distributions declared were approximately $0.9 million and $0.2 million, respectively.  For the six months ended June 30, 2018 and 2017, 18% and 13%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 82% and 87%, respectively, were considered to be funded with proceeds from our Offering. For the six months ended June 30, 2018 and 2017, 100% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.

In June 2018, the Company’s board of directors declared a monthly cash distribution of $0.0480, less class-specific expenses, and a monthly stock dividend of 0.00100625 shares on each outstanding share of common stock on July 1, 2018, August 1, 2018 and September 1, 2018.  These distributions and dividends are to be paid and distributed by September 30, 2018.

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

During the quarter and six months ended June 30, 2018, we received requests for the redemption of common stock of approximately $127,000 and $152,000, respectively.  The redemptions were approved by our board of directors and paid in March 2018 and June 2018, respectively.

No other redemption requests were made during quarter and six months ended June 30, 2018 and 2017.  The redemptions were funded by proceeds from our Reinvestment Plan.

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

Quarter and six months ended June 30, 2018 as compared to quarter and six months ended June 30, 2017

•

Resident fees and services for the quarter and six months ended June 30, 2018 was approximately $1.1 million and $2.3 million, respectively, as compared to approximately $1.1 million for both the quarter and six months ended June 30, 2017.  As a result of our seniors housing investment, Summer Vista, being acquired on March 31, 2017, the prior period consisted of allocated pro-rations at closing plus one quarter of resident fees and services while the current period included an entire two quarters of resident fees and services.

•

Rental income and tenant reimbursements for the quarter and six months ended June 30, 2018 was approximately $0.4 million and $0.8 million, respectively, related entirely to our Mid America Surgery property, which was acquired on December 27, 2017.  There was no rental income and tenant reimbursements for the quarter and six months ended June 30, 2017.

•

Property operating expenses were approximately $0.8 million and $1.6 million for the quarter and six months ended June 30, 2018, respectively, as compared to approximately $0.6 million for both the quarter and six months ended June 30, 2017, respectively.  As a result of our seniors housing investment, Summer Vista, being acquired on March 31, 2017, the prior period consisted of allocated pro-rations at closing plus one quarter of operating expenses for our Summer Vista property while the current period included an entire two quarters of operating expenses for both of our investment properties.

•

General and administrative expenses for the quarter and six months ended June 30, 2018 were approximately $0.3 million and $0.6 million, respectively, as compared to $0.3 million and $0.5 million for quarter and six months ended June 30, 2017, respectively, and were comprised primarily of directors’ and officers’ insurance, accounting and legal fees, Advisor personnel expenses and board of director fees. However, these Advisor personnel expenses have been or are expected to be settled in the form of restricted stock pursuant to the Expense Support Agreement and as such our general and administrative expenses were reduced by approximately $0.1 million and $0.2 million for the quarter and six months ended June 30, 2018, respectively, and $0.1 million and $0.2 million for the quarter and six months ended June 30, 2017, respectively.  Until such time that we meet established distribution coverage targets, our Advisor has agreed to accept payment in the form of restricted stock in lieu of cash.

•

Property management fees were approximately $0.1 million and $0.2 million for both the quarter and six months ended June 30, 2018 as compared to $0.1 million for both the quarter and six months ended June 30, 2017 and relate entirely to the operations of our investment properties.  Property management fees increased as a result of an acquisition on and subsequent to March 31, 2017.

•

Acquisition fees and expenses were less than $1,000 for both the quarter and six months ended June 30, 2018, all of which occurred during the first quarter of 2018 and related to us exploring new acquisition opportunities, as compared to approximately $0.6 million for the quarter and six months ended June 30, 2017, all of which occurred during the first quarter of 2017.  All of the 2017 acquisition fees and expenses were capitalized as a component of the cost of the assets acquired and allocated on a relative fair value basis.

•

Asset management fees for the quarter and six months ended June 30, 2018 were approximately $0.1 and $0.1 million as compared to $43,000 for both the quarter and six months ended June 30, 2017.  These asset management fees have been or are expected to be settled in the form of restricted stock pursuant to the Expense Support Agreement. Until such time that we meet established distribution coverage targets, our Advisor has agreed to accept payment in the form of restricted stock in lieu of cash.

•

Depreciation and amortization expenses were approximately $0.5 million and $0.9 million for the quarter and six months ended June 30, 2018 as compared to $0.3 million for both the quarter and six months ended June 30, 2017 and relate entirely to the operations of our investment properties.

•

Interest expense and loan cost amortization for the quarter and six months ended June 30, 2018 was approximately $0.3 million $0.5 million as compared to approximately $0.2 million for both the quarter and six months ended June 30, 2017.  The increase relates to the Summer Vista and Mid America Surgery loans being outstanding for the entire period in 2018; whereas in 2017 interest expenses related to one quarter and one day of interest on our Summer Vista Loan as well as the notes issued in connection with our private placement (“Notes”).

•

Income tax expense for the quarter and six months ended June 30, 2018 was approximately $14,000 and $45,000.  For both the quarter and six months ended June 30, 2017, we had income tax expense of approximately $30,000.  The income tax expense is related entirely to TRS Holdings and as such the increase across periods is primarily reflective of the acquisition of our first property, Summer Vista, on March 31, 2017.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues and income to be derived from the acquisition and operation of properties and other permitted investments, other than those referred to in the risk factors identified in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as well as on Form 10-Q for the quarter end March 31, 2018.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues and services less property operating expenses and property management fees.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents aggregated NOI from acquisitions after April 1, 2017 or January 1, 2017, which are excluded as we did not own those properties during the entirety of all periods presented.  In understanding our operating results in the accompanying condensed consolidated financial statements, it is important to understand how the growth in our assets has impacted our results.

The chart below illustrates our net losses and NOI for the quarter and six months ended June 30, 2018 and 2017 (in thousands) and the amount invested in properties as of June 30, 2018 and 2017 (in millions):

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Net loss	$(350)	$(392)			$(740)	$(643)
Adjusted to exclude:
General and administrative expenses	286	251			606	486
Acquisition fees and expenses	―	―			1	―
Depreciation and amortization	456	323			911	323
Other expenses, net of other income	263	187			508	206
Income tax expense	14	30			45	30
NOI	$669	$399	$270	67.7%	$1,331	$402	$929	231.1%
Less: Non-same-store NOI	(231)	―			(1,331)	(402)
Same-store NOI	$438	$399	$39	9.8%	$—	$—
Invested in operating properties, end of period (in millions)	$35.4	$21.4			$35.4	$21.4

Overall, our NOI for the quarter and six months ended June 30, 2018 increased by approximately $0.3 million and $0.9 million, respectively, as compared to the same period in the prior year.  Our non-same-store NOI of approximately $0.2 million for the quarter ended June 30, 2018 related to our acquisition of Mid America Surgery Institute in December 2017.  Our same-store NOI for the quarter ended June 30, 2018 increased by approximately $39,000, or 9.8%, as compared to the same period in the prior year.  The increase in same-store NOI related to our acquisition of Summer Vista Assisted Living in March 2017 and improved financial performance across periods.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(350)	$(392)	$(740)	$(643)
Adjustments to reconcile net loss to FFO:
Depreciation and amortization	456	323	911	323
Total FFO	106	(69)	171	(320)
Straight-line rent adjustments	(11)	―	(43)	―
Amortization of above and below market intangibles	2	―	5	―
Acquisition fees and expenses	―	―	1	―
Total MFFO	$97	$(69)	$134	$(320)

Class A common stock:
Weighted average number of Class A common shares outstanding (1)	865	521	844	447
Net loss per share of Class A common stock outstanding (basic and diluted)	$(0.09)	$(0.27)	$(0.20)	$(0.53)
FFO per share of Class A common stock outstanding (basic and diluted)	$0.02	$(0.05)	$0.04	$(0.26)
MFFO per share of Class A common stock outstanding (basic and diluted)	$0.02	$(0.05)	$0.03	$(0.26)

Class T common stock:
Weighted average number of Class T common shares outstanding (1)	2,797	885	2,565	745
Net loss per share of Class T common stock outstanding (basic and diluted)	$(0.09)	$(0.27)	$(0.20)	$(0.53)
FFO per share of Class T common stock outstanding (basic and diluted)	$0.02	$(0.05)	$0.04	$(0.26)
MFFO per share of Class T common stock outstanding (basic and diluted)	$0.02	$(0.05)	$0.03	$(0.26)

Class I common stock:
Weighted average number of Class I common shares outstanding (1)	312	32	261	22
Net loss per share of Class I common stock outstanding (basic and diluted)	$(0.09)	$(0.27)	$(0.20)	$(0.53)
FFO per share of Class I common stock outstanding (basic and diluted)	$0.02	$(0.05)	$0.04	$(0.26)
MFFO per share of Class I common stock outstanding (basic and diluted)	$0.02	$(0.05)	$0.03	$(0.26)

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

Our Advisor and its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to us, including personnel costs, subject to the limitation that, beginning on the earlier of the Expense Year after (i) we make our first investment or (ii) six months after the commencement of the Offering, we will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income in any Expense Year unless approved by the independent directors.  We commenced our Offering in March 2016 and made our first investment in March 2017.  For the Expense Year ended June 30, 2018, our total operating expenses were in excess of this limitation by approximately $0.4 million.  As of June 30, 2018, we had received cumulative approvals by our independent directors for total operating expenses in excess of this limitation of approximately $0.8 million.

Our independent directors determined that the higher relationship of operating expenses to average invested assets was justified based on the level of capital raise, the limited number of investments to date, and the cost of operating a public company.

As of June 30, 2018, our Advisor has incurred aggregate other organizational and offering expenses of approximately $6.8 million, which are not eligible for reimbursement by us.  These expenses include, but are not limited to, SEC registration fees, FINRA filing fees, printing and mailing expenses, blue sky fees and expenses, legal fees and expenses, accounting fees and expenses, advertising and sales literature, transfer agent fees, due diligence expenses, personnel costs associated with processing investor subscriptions, escrow fees and other administrative expenses of the Offering.

See Item 1. “Financial Statements” – Note 7. “Related Party Arrangements” in the accompanying condensed consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018.

Contractual Obligations

The following table presents our contractual obligations by payment period as of June 30, 2018 (in thousands):

	Payments Due by Period
	2018	2019-2020	2021-2022	Thereafter	Total
Mortgages and notes payable (principal and interest)	$499	$7,855	$14,386	$1,991	$24,731
	$499	$7,855	$14,386	$1,991	$24,731

Critical Accounting Policies and Estimates

See Item 1. “Financial Statements” for a summary of our significant accounting policies.

Recent Accounting Pronouncements

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

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

We expect to hold our fixed-rate note obligations to maturity (or prepayment) and the amounts due under such instruments would be limited to the outstanding principal balance, any accrued and unpaid interest and any prepayment premiums. Accordingly, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate note obligations, would have a significant impact on our operations.  The fair market value of the Notes was approximately $0.3 million as of June 30, 2018, which was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

The following is a schedule as of June 30, 2018 of our variable rate debt maturities for the remainder of 2018 and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value (1)
Variable rate debt	$32	$199	$5,811	$224	$13,234	$—	$19,500	$19,576
Average interest rate on variable rate debt	LIBOR + 2.70%	LIBOR + 2.70%	LIBOR + 2.22%	LIBOR + 2.70%	LIBOR + 2.70%	LIBOR + 2.70%	LIBOR + 2.56%

FOOTNOTE:

(1)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2018, compared to LIBOR rates as of June 30, 2018, would result in fluctuation of interest expense on our variable rate debt of approximately $0.2 million for the year ended December 31, 2018. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest swap contracts, or the impact of any LIBOR floors or caps.

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

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as well as on Form 10-Q for the quarter end March 31, 2018.

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

The use of proceeds from our Primary Offering was as follows as of June 30, 2018 (in thousands):

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,750,000
Shares sold (3)	4,059
Aggregate amount sold (3)	$42,609
Payment of underwriting compensation (4)	(1,962)	$(1,962)	$—
Net offering proceeds to the issuer	40,647
Purchases of real estate and development costs	(13,574)	―	(13,574)
Payment of investment services fees and acquisition expenses	(1,029)	―	(1,029)
Payment of capital expenditures	(57)	―	(57)
Redemptions of common stock	(152)	―	(152)
Payment of operating expenses (5)	(242)	―	(242)
Repayments of mortgages and notes payable (5)	(2,150)	―	(2,150)
Distributions to stockholders (5)	(383)	(187)	(196)
Remaining proceeds from the Offering	$23,060

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

Issuer Purchases of Equity Securities

The following details our repurchases of securities between April 1, 2018 and June 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the plan	Maximum number of shares that may yet be purchased under the plan (1)
April 1, 2018 through April 30, 2018	―	―	―	84,745
May 1, 2018 through May 31, 2018	―	―	―	84,745
June 1, 2018 through June 30, 2018	12,614	$10.06	12,614	72,131
Total	12,614	$10.06	12,614

FOOTNOTE:

(1)

This represents the maximum number of shares which can be redeemed under the redemption plan and is subject to a five percent limitation in a rolling 12-month period as described above.  However, we are not obligated to redeem such amounts and this does not take into account the amount the board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan.  Under the redemption plan, we can, at our discretion, use the full amount of the proceeds from the sale of shares under our Reinvestment Plan attributable to any month to redeem shares presented for redemption during such month.  Any amount of proceeds from our Reinvestment Plan, which is available for redemptions but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of proceeds from our Reinvestment Plan that would otherwise be available for redemptions.

Item 3.	Defaults Upon Senior Securities - None
Item 4.	Mine Safety Disclosure – Not Applicable
Item 5.	Other Information - None

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2018 (and are numbered in accordance with Item 601 of Regular S-K).

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

10.1

Asset Purchase Agreement between The Crossings At Riverview, LLC, SSL Riverview, LLC and CHP II Partners, LP, dated July 3, 2018 (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2018 and incorporated herein by reference.)

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

101

The following materials from CNL Healthcare Properties II, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of August 2018.

CNL HEALTHCARE PROPERTIES II, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)