Form 10-Q
period 2018-09-30
CNL Healthcare Properties II, Inc.
filed 2018-11-08
CIK 1648383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares of the registrant’s outstanding common stock as of November 1, 2018 was 4,899,140 Class A shares.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2018	2017
Real estate investment properties, net	$53,941,517	$31,085,939
Cash	9,696,074	12,310,920
Intangibles, net	5,307,372	4,653,504
Other assets	533,837	192,423
Restricted cash	268,312	110,999
Total assets	$69,747,112	$48,353,785
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages and notes payable, net	$24,476,945	$19,532,986
Due to related parties	1,505,955	1,023,909
Accounts payable and accrued liabilities	1,506,741	836,647
Other liabilities	414,752	450,311
Total liabilities	27,904,393	21,843,853
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; none issued or outstanding	―	―
Class A Common stock, $0.01 par value per share, 700,000,000 shares authorized; 909,695 and 808,011 shares issued and 897,081 and 808,011 outstanding, respectively	8,971	8,080
Class T Common stock, $0.01 par value per share, 700,000,000 shares authorized; 3,554,014 and 2,049,223 shares issued and 3,548,178 and 2,049,223 outstanding, respectively	35,482	20,492
Class I Common stock, $0.01 par value per share, 100,000,000 shares authorized; 479,851 and 160,490 shares both issued and outstanding, respectively	4,799	1,605
Capital in excess of par value	46,937,915	28,984,932
Accumulated loss	(2,858,095)	(1,658,977)
Accumulated distributions	(2,286,353)	(846,200)
Total stockholders' equity	41,842,719	26,509,932
Total liabilities and stockholders' equity	$69,747,112	$48,353,785

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Resident fees and services	$1,483,924	$1,095,696	$3,748,684	$2,178,566
Rental income and tenant reimbursements	422,967	―	1,253,209	―
Total revenues	1,906,891	1,095,696	5,001,893	2,178,566
Operating expenses:
Property operating expenses	1,139,378	626,933	2,728,764	1,236,358
General and administrative expenses	300,879	178,940	906,961	664,727
Acquisition fees and expenses	―	―	818	―
Property management fees	85,534	64,570	261,249	136,442
Depreciation and amortization	570,105	324,417	1,480,712	647,185
Total operating expenses	2,095,896	1,194,860	5,378,504	2,684,712
Operating loss	(189,005)	(99,164)	(376,611)	(506,146)
Other income (expense):
Interest and other income	9,884	―	9,946	―
Interest expense and loan cost amortization	(289,504)	(196,489)	(797,208)	(402,683)
Total other expense	(279,620)	(196,489)	(787,262)	(402,683)
Loss before income taxes	(468,625)	(295,653)	(1,163,873)	(908,829)
Income tax (benefit) expense	(9,938)	12,253	35,245	41,878
Net loss	$(458,687)	$(307,906)	$(1,199,118)	$(950,707)
Class A common stock:
Net loss attributable to Class A stockholders	$(87,907)	$(108,891)	$(257,552)	$(342,975)
Net loss per share of Class A common stock outstanding (basic and diluted)	$(0.10)	$(0.16)	$(0.30)	$(0.65)
Weighted average number of Class A common shares outstanding (basic and diluted)	879,674	693,354	857,729	529,801
Distributions declared per Class A common share	$0.1440	$0.1440	$0.4320	$0.3930
Class T common stock:
Net loss attributable to Class T stockholders	$(327,896)	$(189,504)	$(845,906)	$(584,620)
Net loss per share of Class T common stock outstanding (basic and diluted)	$(0.10)	$(0.16)	$(0.30)	$(0.65)
Weighted average number of Class T common shares outstanding (basic and diluted)	3,281,231	1,206,653	2,817,132	903,076
Distributions declared per Class T common share	$0.1177	$0.1169	$0.3530	$0.3087
Class I common stock:
Net loss attributable to Class I stockholders	$(42,884)	$(9,511)	$(95,660)	$(23,112)
Net loss per share of Class I common stock outstanding (basic and diluted)	$(0.10)	$(0.16)	$(0.30)	$(0.65)
Weighted average number of Class I common shares outstanding (basic and diluted)	429,142	60,561	318,577	35,702
Distributions declared per Class I common share	$0.1310	$0.1328	$0.3936	$0.3715

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Common Stock
	Class A		Class T		Class I		Capital in			Total
	Number	Par	Number	Par	Number	Par	Excess of	Accumulated	Accumulated	Stockholders'
	of Shares	Value	of Shares	Value	of Shares	Value	Par Value	Loss	Distributions	Equity
Balance at December 31, 2017	808,011	$8,080	2,049,223	$20,492	160,490	$1,605	$28,984,932	$(1,658,977)	$(846,200)	$26,509,932
Subscriptions received for common stock, including distribution reinvestments	93,663	937	1,480,250	14,803	316,665	3,167	19,733,531	―	―	19,752,438
Stock dividends issued	8,021	80	24,541	245	2,696	27	(352)	―	―	―
Redemptions of common stock	(12,614)	(126)	(5,836)	(58)	―	―	(185,276)	―	―	(185,460)
Stock issuance and offering costs	―	―	―	―	―	―	(1,594,920)	―	―	(1,594,920)
Net loss	―	―	―	―	―	―	―	(1,199,118)	―	(1,199,118)
Cash distributions declared	―	―	―	―	―	―	―	―	(1,440,153)	(1,440,153)
Balance at September 30, 2018	897,081	$8,971	3,548,178	$35,482	479,851	$4,799	$46,937,915	$(2,858,095)	$(2,286,353)	$41,842,719

Balance at December 31, 2016	325,119	$3,251	308,587	$3,086	8,454	$85	$6,226,141	$(342,447)	$(57,361)	$5,832,755
Subscriptions received for common stock, including distribution reinvestments	378,053	3,781	1,117,844	11,178	80,135	801	16,650,186	―	―	16,665,946
Stock dividends issued	5,454	55	8,549	85	291	3	(143)	―	―	―
Stock issuance and offering costs	―	―	―	―	―	―	(1,366,381)	―	―	(1,366,381)
Net loss	―	―	―	―	―	―	―	(950,707)	―	(950,707)
Cash distributions declared	―	―	―	―	―	―	―	―	(477,359)	(477,359)
Balance at September 30, 2017	708,626	$7,087	1,434,980	$14,349	88,880	$889	$21,509,803	$(1,293,154)	$(534,720)	$19,704,254

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net cash flows provided by operating activities	$204,725	$82,390
Investing activities:
Acquisition of property	(24,740,622)	(21,854,119)
Payment of direct acquisition costs	―	(6,187)
Capital expenditures	(72,330)	(58,781)
Net cash used in investing activities	(24,812,952)	(21,919,087)
Financing activities:
Subscriptions received for common stock through primary offering	19,009,962	16,448,354
Payment of underwriting compensation	(984,483)	(967,600)
Payment of cash distributions, net of distribution reinvestments	(597,676)	(259,767)
Redemptions of common stock	(185,460)	―
Proceeds from mortgages and notes payable	5,000,000	16,050,000
Payment of loan costs	(91,649)	(208,035)
Net cash flows provided by financing activities	22,150,694	31,062,952
Net (decrease) increase in cash and restricted cash	(2,457,533)	9,226,255
Cash and restricted cash at beginning of period	12,421,919	6,360,241
Cash and restricted cash at end of period	$9,964,386	$15,586,496
Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Acquisition fees and expenses related to asset acquisition	$91,097	$24,900
Loan costs	$27,807	$—
Selling commissions and dealer manager fees	$41,651	$16,438
Annual distribution and stockholder servicing fee	$1,395,460	$549,449
Assumption of liabilities on acquisition of property	$115,779	$—

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

1.	Organization

CNL Healthcare Properties II, Inc. (“Company”) is a Maryland corporation organized on July 10, 2015 that elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the year ended December 31, 2017.  The Company is sponsored by CNL Financial Group, LLC (“Sponsor” or “CNL”) and is externally managed and advised by CHP II Advisors, LLC (“Advisor”), an affiliate of CNL.  The Advisor provides advisory services to the Company relating to substantially all aspects of its investments and operations, including real estate acquisitions, asset management and other operational matters.

On March 2, 2016, pursuant to a registration statement on Form S-11 under the Securities Act of 1933, the Company commenced its initial public offering of up to $1.75 billion (“Primary Offering”), in any combination, of Class A, Class T and Class I shares of common stock on a “best efforts” basis, which meant that CNL Securities Corp. (“Dealer Manager”), an affiliate of the Sponsor, used its best efforts but was not required to sell any specific amount of shares.  The Company also offered up to $250 million, in any combination, of Class A, Class T and Class I shares pursuant to its distribution reinvestment plan (“Reinvestment Plan” and, together with the Primary Offering, the “Offering”).

On August 31, 2018, the Company’s board of directors approved the termination of its Offering and the suspension of its Reinvestment Plan, effective October 1, 2018. The Company also suspended its share redemption plan (“Redemption Plan”) and discontinued its stock dividends concurrently.  In October 2018, the Company deregistered the unsold shares of its common stock under its previous registration statement on Form S-11.  In addition, the Company announced it had formed a special committee consisting solely of its independent directors (“Special Committee”) to consider possible strategic alternatives available to the Company, including, without limitation, (i) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (ii) a potential business combination or other transaction.  Although the Company has formed the Special Committee for the exploration of possible strategic alternatives, the Company is not obligated to enter into any particular transaction or any transaction at all.

As of September 30, 2018, the Company had received aggregate Offering proceeds of approximately $51.2 million (4.9 million shares), including approximately $1.2 million (0.1 million shares) of proceeds pursuant to the Reinvestment Plan.  The Company has contributed the net proceeds from its Offering to CHP II Partners, LP (“Operating Partnership”) in exchange for partnership interests.  The Company owns substantially all of its assets either directly or indirectly through the Operating Partnership in which the Company is the sole limited partner and its wholly-owned subsidiary, CHP II GP, LLC, is the sole general partner.  The Operating Partnership owns assets through: (1) a wholly-owned taxable REIT subsidiary (“TRS”), CHP II TRS Holding, Inc. (“TRS Holdings”) and (2) property owner subsidiaries, which are single purpose entities.

The Company has leased its two seniors housing properties to single member limited liability companies wholly-owned by TRS Holdings and engaged independent third-party managers under management agreements to operate the properties as permitted under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; whereas, its medical office building has been leased on a net or modified gross basis to third-party tenants.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the quarter and nine months ended September 30, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018.  Amounts as of December 31, 2017 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payments. The amendments also clarify that this topic does not apply to share-based payments used to provide financing to the issuer or awards granted in conjunction with selling of goods or services to customers as a part of a contract accounted for under Revenue from Contracts with Customers (Topic 606).  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018.  The Company does not expect of adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

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

The following table represents the disaggregated revenue for resident fees and services during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
Type of Investment	Number of Units		Revenues		Percentage of Revenues
Resident fees and services:	2018	2017	2018	2017	2018	2017
Assisted living	129	67	$2,706,757	$1,609,755	72.2%	73.9%
Memory care	52	22	998,661	556,818	26.6%	25.6%
Other revenues	―	―	43,266	11,993	1.2%	0.5%
	181	89	$3,748,684	$2,178,566	100.0%	100.0%

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

4.	Real Estate Acquisitions

During the nine months ended September 30, 2018, the Company acquired a seniors housing community in Riverview, Florida (“Riverview”) for a purchase price of approximately $24.3 million.  In connection therewith, the Company incurred approximately $0.7 million of acquisition fees and expenses, which were capitalized as a component of the cost of the assets acquired and allocated on a relative fair value basis.  The seniors housing community features 92 resident units (62 assisted living and 30 memory care units) and is operated under a RIDEA structure pursuant to a five-year property management agreement with Fosters Development, Inc. (“Fosters”).

During the nine months ended September 30, 2017, the Company acquired a seniors housing community in Pensacola, Florida (“Summer Vista”) for a purchase price of approximately $21.4 million.  In connection therewith, the Company incurred approximately $0.6 million of acquisition fees and expenses, which were capitalized as a component of the cost of the assets acquired and allocated on a relative fair value basis. The seniors housing community features 89 resident units (67 assisted living and 22 memory care units) and is operated under a RIDEA structure pursuant to a five-year property management agreement with SRI Management, LLC (“Superior Residences”).

The following summarizes the purchase price allocation for the above mentioned acquisitions, and the related assets acquired and liabilities assumed in connection with the acquisitions:

	September 30,
	2018	2017
Land and land improvements	$1,763,286	$2,269,406
Buildings and building improvements	21,087,594	17,611,786
Furniture, fixtures and equipment	813,747	857,338
In-place resident agreement intangibles (1)	1,282,871	1,286,507
Liabilities assumed	(115,779)	(170,918)
Total purchase price consideration	$24,831,719	$21,854,119

FOOTNOTE:

(1)	At the acquisition date, the weighted-average amortization period on the acquired in-place resident agreement intangibles was approximately 2.5 years and is based on the expected unit turnover.
5.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
Land and land improvements	$4,446,358	$2,683,051
Building and building improvements	49,197,217	28,109,037
Furniture, fixtures and equipment	1,764,570	879,288
Less: accumulated depreciation	(1,466,628)	(585,437)
Real estate assets, net	$53,941,517	$31,085,939

Depreciation expense on the Company’s real estate assets, net was approximately $0.3 million and $0.9 million for the quarter and nine months ended September 30, 2018, respectively, and approximately $0.2 million and $0.4 million for the quarter and nine months ended September 30, 2017, respectively.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

6.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
In-place lease intangibles	$2,209,247	$2,209,125
In-place resident agreement intangibles	2,569,378	1,286,507
Below-market ground lease intangibles	1,543,910	1,543,824
Less: accumulated amortization	(1,015,163)	(385,952)
Intangible assets, net	$5,307,372	$4,653,504
Below-market lease intangibles	$(340,409)	$(340,390)
Less: accumulated amortization	22,915	―
Intangible liabilities, net (1)	$(317,494)	$(340,390)

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying condensed consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $0.2 million and $0.6 million for the quarter and nine months ended September 30, 2018, respectively, of which approximately $10,000 and $30,000 was treated as an increase of property operating expenses and approximately $0.2 million and $0.6 million was included in depreciation and amortization.  Amortization on the Company’s intangible assets was approximately $0.1 million and $0.3 million for the quarter and nine months ended September 30, 2017, respectively, all of which was included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $8,000 and $23,000 for the quarter and nine months ended September 30, 2018, respectively, all of which was treated as an increase in rental income and tenant reimbursements.  There was no amortization expense on the Company’s intangible liabilities for the quarter and nine months ended September 30, 2017.

The estimated future amortization on the Company’s intangibles for the remainder of 2018, each of the next four years and thereafter, in the aggregate, as of September 30, 2018 is as follows:

	In-Place Lease Intangibles	In-Place Resident Agreement Intangibles	Below- market Ground Leases	Total Assets	Below- market leases	Total Liabilities
2018	$56,939	$256,938	$9,897	$323,774	$7,638	$7,638
2019	227,754	899,100	39,587	1,166,441	30,553	30,553
2020	198,365	513,148	39,587	751,100	27,103	27,103
2021	188,568	85,525	39,587	313,680	25,953	25,953
2022	188,568	―	39,587	228,155	25,953	25,953
Thereafter	1,178,248	―	1,345,974	2,524,222	200,294	200,294
	$2,038,442	$1,754,711	$1,514,219	$5,307,372	$317,494	$317,494

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

7.	Indebtedness

In August 2018, in connection with the Riverview acquisition, the Company entered into a secured mortgage loan agreement with Florida Community Bank in the amount of approximately $5.0 million (“Riverview Loan”).  The Riverview loan matures on August 31, 2023.  The Riverview loan accrues interest at a rate of the sum of LIBOR plus 2.25%, with monthly payments of interest for the first 24 months, and monthly payments of interest and principal during the remaining months using a 30-year amortization period with the remaining balance payable at maturity.  The Company may prepay, without penalty, all or any part of the Riverview Loan at any time.

The following table provides details of the Company’s indebtedness as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Mortgages and notes payable:
Mortgage loans (1)	$24,500,000	$19,500,000
Notes payable	312,500	312,500
Mortgages and notes payable	24,812,500	19,812,500
Loan costs, net	(335,555)	(279,514)
Total mortgages and notes payable, net	$24,476,945	$19,532,986

FOOTNOTE:

(1)	As of September 30, 2018, the Company’s mortgage loans are collateralized by its Summer Vista, Mid America Surgery, and Riverview properties.

The fair market value of the mortgage and notes payable was approximately $24.9 million as of September 30, 2018, which is based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values is categorized as Level 3 on the three-level valuation hierarchy.

The following is a schedule of future principal payments and maturity for the Company’s indebtedness for the remainder of 2018, each of the next four years and thereafter, in the aggregate, as of September 30, 2018:

2018	$32,036
2019	199,072
2020	5,829,156
2021	295,611
2022	13,304,382
Thereafter	5,152,243
$24,812,500

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

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

Dealer Manager — In March 2017, the Company entered into an amended and restated dealer manager agreement pursuant to which the Dealer Manager received a combined selling commission and dealer manager fee of up to 8.5% of the sale price for each Class A share and up to 4.75% of the sale price for each Class T share sold in the Primary Offering, all or a portion of which could be reallowed to participating broker dealers.  In addition, for Class T shares sold in the Primary Offering, the Dealer Manager could choose the respective amounts of the commission and dealer manager fee, provided that the selling commission did not exceed 3.0% of the gross proceeds from the completed sale of such Class T shares.

The Company has and will continue to pay a distribution and stockholder servicing fee, subject to certain underwriting compensation limits, with respect to the Class T and Class I shares sold in the Primary Offering in an annual amount equal to 1% and 0.50%, respectively, of the current gross offering price per Class T or Class I share, respectively.  The annual distribution and stockholder servicing fee will continue to be calculated as a percentage of the current gross offering price per Class T or Class I share until the Company reports an estimated per share value following the termination of the Primary Offering, at which point the distribution fee will be calculated based on the new estimated per share value, until such underwriting compensation limits are met or the shares are converted to Class A shares pursuant to the terms of the securities.  Refer to Note 12. “Subsequent Events” for additional information.

The Company recorded the annual distribution and stockholder servicing fees as a reduction to capital in excess of par value and measures the related liability in an amount equal to the maximum fees owed in relation to the Class T and Class I shares on the shares’ issuance date.  The liability is relieved over time, as the fees are paid to the Dealer Manager, or is adjusted if the fees are no longer owed on any Class T or Class I share that is redeemed or repurchased, as well as upon the earliest occurrence of: (i) a listing on a national securities exchange; (ii) a merger or consolidation of the Company with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets; (iii) after the termination of the Primary Offering in which the initial shares in the account were sold, the end of the month in which total underwriting compensation paid in the Primary Offering is not less than 10% of the gross proceeds from all share classes of the Primary Offering; (iv) the end of the month in which the total underwriting compensation paid in a Primary Offering with respect to shares purchased in a Primary Offering is not less than 8.5% of the gross offering price of those shares purchased in such Primary Offering (excluding shares purchased through the Reinvestment Plan and those received as stock dividends); or (v) any other conditions described in the Company’s prospectus.  The Company’s distribution and stockholder servicing fees liability was approximately $1.4 million as of September 30, 2018.  The Company’s obligation to pay the annual distribution and stockholder servicing fee ceased effective October 31, 2018 upon the conversion of the Class T and Class I shares into Class A Shares.  Refer to Note 12. “Subsequent Events” for additional information.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

8.	Related Party Arrangements (continued)

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

The Advisor received an investment services fee of 2.25% of the purchase price of properties for services in connection with the selection, evaluation, structure and purchase of assets.

The Advisor, its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to the Company, including personnel costs, subject to the limitation that the Company will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of its average invested assets or 25% of its net income in any four consecutive fiscal quarters (“Expense Year”) unless approved by the independent directors.  For the Expense Year ended September 30, 2018, the Company’s total operating expenses were in excess of this limitation by approximately $0.4 million.  As of September 30, 2018, the Company had received cumulative approvals from its independent directors for total operating expenses in excess of this limitation of approximately $0.9 million.  The Company’s independent directors determined that the higher relationship of operating expenses to average invested assets was justified based on unattained capital raise expectations which limited the number of investments, and the cost of operating a public company.

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

For the quarter and nine months ended September 30, 2018, the Company paid cash distributions of approximately $38,000 and $114,000, respectively, and issued stock dividends of approximately 1,000 shares and 2,000 shares, respectively, to the Advisor.  For the quarter and nine months ended September 30, 2017, the Company paid cash distributions of approximately $40,000 and $108,000, respectively, and issued stock dividends of approximately 800 shares and 3,000 shares, respectively.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

8.	Related Party Arrangements (continued)

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

The following fees for services rendered are expected to be settled in the form of restricted stock pursuant to the Expense Support Agreement for the quarter and nine months ended September 30, 2018 and cumulatively as of September 30, 2018:

	Quarter Ended			Nine Months Ended			As of
	September 30,			September 30,			September 30,
	2018	2017		2018	2017		2018
Fees for services rendered:
Asset management fees	$87,488		$42,800	$229,088		$86,060	$359,454
Advisor personnel expenses (1)	112,784		95,805	362,555		320,204	798,958
Total fees for services rendered	$200,272		$138,605	$591,643		$406,264	$1,158,412
Then-current offering price or NAV	$10.06		$10.93	$10.06		$10.93	$10.06
Restricted stock shares (2)	19,908		12,681	58,811		37,170	115,150
Cash distributions on restricted stock (3)	$8,113	$	―	$16,226	$	―	$16,226
Stock dividends on restricted stock (4)	170		―	340		―	340

FOOTNOTES:

(1)

Amounts consist of personnel and related overhead costs of the Advisor or its affiliates (which, in general, are those expenses relating to the Company’s administration on an on-going basis) that are reimbursable by the Company.

(2)

Represents restricted stock shares issued or expected to be issued to the Advisor as of September 30, 2018 pursuant to the Expense Support Agreement.  No fair value was assigned to the restricted stock shares as the shares are expected to be valued at zero upon issuance, which represents the lowest possible value estimated at vesting.  In addition, the restricted stock shares will be treated as unissued for financial reporting purposes until the vesting criteria are met.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

8.	Related Party Arrangements (continued)

The fees payable to the Dealer Manager for the quarter and nine months ended September 30, 2018 and 2017, and related amounts unpaid as of September 30, 2018 and December 31, 2017 are as follows:

	Quarter Ended		Nine Months Ended		Unpaid amounts as of (1)
	September 30,		September 30,		September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Selling commissions (2)	$121,413	$138,544	$343,087	$481,913	$16,522	$10,000
Dealer manager fees (2)	153,073	161,461	429,356	422,112	25,129	18,150
Distribution and stockholder servicing fees (2)	307,630	239,677	822,477	462,356	1,395,460	798,524
	$582,116	$539,682	$1,594,920	$1,366,381	$1,437,111	$826,674

The expenses incurred by and reimbursable to the Company’s related parties for the quarter and nine months ended September 30, 2018 and 2017, and related amounts unpaid as of September 30, 2018 and December 31, 2017 are as follows:

	Quarter Ended		Nine Months Ended		Unpaid amounts as of (1)
	September 30,		September 30,		September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Reimbursable expenses:
Operating expenses (3)	$227,393	$221,415	$754,188	$652,824	$68,844	$197,235
Acquisition fees and expenses	8,680	5,816	10,183	27,705	―	―
	236,073	227,231	764,371	680,529	68,844	197,235
Investment Service Fees (4)	545,625	―	545,625	481,500	―	―
Asset Management Fees (5)	87,488	42,800	229,088	86,060	―	―
	$869,186	$270,031	$1,539,084	$1,248,089	$68,844	$197,235

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity.
(3)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets. For the quarter and nine months ended September 30, 2018, approximately $0.1 million and $0.4 million, respectively, of personnel expenses of affiliates of the Advisor are expected to be settled in accordance with the terms of the Expense Support Agreement and as such our general administrative expenses were reduced by approximately $0.1 million and $0.4 million, respectively. For the quarter and nine months ended September 30, 2017, approximately $0.1 million and $0.3 million, respectively, of personnel expenses of affiliates of the Advisor were settled in accordance with the terms of the Expense Support Agreement.

(4)

For the quarter and nine months ended September 30, 2018 the Company incurred approximately $0.5 million in investment services fees, all of which were capitalized and included in real estate investment properties, net in the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2017, the Company incurred approximately $0.5 million in investment service fees, all of which were capitalized and included in real estate investment properties, net in the accompanying condensed consolidated balance sheets.  No such fees were incurred for the quarter ended September 30, 2017.

(5)

For the quarter and nine months ended September 30, 2018, the Company incurred approximately $0.1 million and $0.2 million, respectively, in asset management fees, all of which are expected to be settled in accordance with the terms of the Expense Support Agreement.  For the quarter and nine months ended September 30, 2017, the Company incurred approximately $43,000 and $86,000 in asset management fees, respectively, all of which were settled in accordance with the terms of the Expense Support Agreement.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

9.	Equity

Subscription Proceeds — As of September 30, 2018 and 2017, the Company had received aggregate subscription proceeds of approximately $51.2 million (4.9 million shares) and $23.3 million (2.2 million shares), respectively, both of which include $200,000 (20,000 shares) of subscription proceeds received from the Advisor prior to the commencement of the Offering, approximately $251,250 (25,125 shares) of subscription proceeds received in connection with a private placement made in 2016 and approximately $1.2 million (0.1 million shares) and $221,000 (22,100 shares), respectively, of subscription proceeds pursuant to the Reinvestment Plan.  The Company terminated and closed its Primary Offering effective October 1, 2018 and concurrently suspended the Reinvestment Plan.

Distributions — For the nine months ended September 30, 2018 and 2017, the Company declared and paid cash distributions of approximately $1.4 million and $0.5 million, respectively, which were net of class-specific expenses.  In addition, the Company declared and issued stock dividends of approximately 35,000 and 14,000 shares of common stock during the nine months ended September 30, 2018 and 2017, respectively.

For the nine months ended September 30, 2018 and 2017, 100.0% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.  No amounts distributed to stockholders for the nine months ended September 30, 2018 and 2017 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement.  The distribution of new common stock shares to recipients is non-taxable.

In September 2018, the Company’s board of directors declared a monthly cash distribution of $0.0480, less class-specific expenses, on each outstanding share of common stock on October 1, 2018, November 1, 2018 and December 1, 2018.  These distributions are to be paid and distributed by December 31, 2018.  In connection with the termination of the Offering effective October 1, 2018, the Company’s board of directors determined that it does not intend to authorize additional stock dividends at this time.  Refer to Note 12. “Subsequent Events” for additional information.

Redemptions — During the nine months ended September 30, 2018, the Company received requests for the redemption of common stock under its Redemption Plan of approximately $59,000 in Class T shares and $127,000 in Class A shares, which were approved for redemption at a weighted average price per share of $10.05 and paid in March 2018, June 2018, and September 2018, respectively.  There were no redemptions requested during the nine months ended September 30, 2017.  In connection with the termination of the Offering and the board of directors’ decision to consider possible strategic alternatives available to the Company, the Redemption Plan was suspended effective October 1, 2018 and the Company no longer accepts or processes any redemption requests received after such date.

10.	Income Taxes

The accompanying condensed consolidated financial statements include an interim tax provision for the quarter and nine months ended September 30, 2018 and 2017.  The Company recorded a total provision for income tax (benefit) expense of approximately ($10,000) and $35,000 for the quarter and nine months ended September 30, 2018, respectively, and approximately $12,000 and $42,000 for the quarter and nine months ended September 30, 2017, respectively.  Of the approximate $35,000 in income tax expense for the nine months ended September 30, 2018, approximately $32,000 represent current income tax expense, and approximately $3,000 represents a decrease to the Company’s net deferred tax assets which is primarily due to the reversal of the existing taxable temporary differences.  Of the approximate $42,000 in income tax expense for the nine months ended September 30, 2017, $73,000 represents current income tax expense offset by $31,000 of deferred tax benefit.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

12.	Subsequent Events

In October 2018, the Company repaid approximately $0.3 million of promissory notes and redeemed approximately $0.3 million (26,000 shares) of shares, which were both previously issued in connection with a private placement offering in August 2016.

In connection with the close of the Offering effective October 1, 2018, certain underwriting compensation limits were met and, effective October 31, 2018, each Class T and Class I share automatically converted into a Class A share pursuant to the terms of the Company’s charter.  The Class T and Class I shares converted into Class A shares on a one-for-one basis because the most recent estimated NAV per share of $10.06, which was approved by the Company’s board of directors as of December 31, 2017, is the same for all share classes.  Stockholders who received Class A shares upon the conversion will no longer be subject to the class-specific expenses associated with Class T and Class I shares.  The Company’s obligation to pay the approximate $1.4 million distribution and stockholder servicing fees liability as of September 30, 2018 to the Dealer Manager ceased effective October 31, 2018 upon the conversion of the Class T and Class I shares into Class A Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter and nine months ended September 30, 2018 (“Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of September 30, 2018 (unaudited) and December 31, 2017.  Amounts as of December 31, 2017, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date.  This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes thereto and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

CNL Healthcare Properties II, Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Maryland corporation that incorporated on July 10, 2015.  We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2017 and our intention is to be organized and operate in a manner that allows us to remain qualified as a REIT for federal income tax purposes.

We are externally managed and advised by our Advisor, CHP II Advisors, LLC.  Our Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.  We had no operations prior to the commencement of our Primary Offering.

We have leased our two seniors housing properties to single member limited liability companies wholly-owned by TRS Holdings and engaged independent third-party managers under management agreements to operate the properties as permitted under RIDEA structures; whereas, our medical office building has been leased on a net or modified gross basis to third-party tenants.  We view, manage and evaluate our portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

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

On August 31, 2018, our board of directors approved the termination of our Offering and the suspension of the Reinvestment Plan, effective October 1, 2018.  We also suspended our Redemption Plan and discontinued our stock dividends concurrently.  In addition, we announced the formation of a Special Committee to consider possible strategic alternatives available to the Company, including, without limitation, (i) an orderly disposition of our assets or one or more of our asset classes and the distribution of the net sale proceeds thereof to our stockholders and (ii) a potential business combination or other transaction.  Although we formed a Special Committee for the exploration of possible strategic alternatives, we are not obligated to enter into any particular transaction or any transaction at all.

Portfolio Overview

As of November 1, 2018, our healthcare investment portfolio consisted of interests in two seniors housing properties and one medical office building (“MOB”).  Our seniors housing properties consist of Summer Vista and Riverview, which are both operated under a RIDEA structure pursuant to property management agreements with third party property managers.  Our MOB, Mid America Surgery Institute, consisted of five tenants with the largest tenant, Mid America Surgery Institute, accounting for 50.6% of total rentable square feet.

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

Management reviews certain operating and other statistical measures of the underlying property such as occupancy levels and revenue per occupied unit (“RevPOU”), which we define as total revenue before charges for ancillary and care services offered at the community divided by average number of occupied units. As of September 30, 2018, 99% and 78% of resident units were occupied at Summer Vista and Riverview, respectively.  The average monthly RevPOU as of September 30, 2018 and 2017 was $3,680 and $3,881 for assisted living units, respectively, and $4,072 and $4,278 for memory care units, respectively.

Similarly, for our MOB, management reviews operating statistics of the underlying property, including occupancy levels and monthly rent per square foot.  As of September 30, 2018, Mid America Surgery was 100% leased to five tenants with a remaining weighted average lease term of approximately 8.4 years.  The average monthly rent per square foot as of September 30, 2018 was $2.19.

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

Liquidity and Capital Resources

General

Through September 2018, we were in our offering and acquisition phase and, therefore, our primary sources of capital to date were proceeds from our Offering and debt financing.

To date, our principal demands for funds have been for:

•	the acquisition of real estate;
•	the payment of offering and operating expenses;
•	the payment of debt service on our outstanding indebtedness; and
•	the payment of distributions.

Through the completion of our acquisition phase, we sought to strategically leverage our real estate assets and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio.  We may be negatively impacted by rising interest rates on any unhedged variable rate debt or the timing of when we seek to refinance existing debt. As of September 30, 2018 and December 31, 2017, our debt leverage ratio was approximately 35.1% and 43.4% of the aggregate carrying value of our assets, respectively.

Sources of Liquidity and Capital Resources

Common Stock Subscriptions

For the nine months ended September 30, 2018 and 2017, we received aggregate subscription proceeds of approximately $19.0 million (1.9 million shares) and $16.4 million (1.6 million shares), respectively, and approximately $0.8 million (0.08 million shares) and $0.2 million (0.02 million shares), respectively, of subscription proceeds received pursuant to our Reinvestment Plan.  We terminated and closed our Offering effective October 1, 2018 and concurrently suspended the Reinvestment Plan.  As a consequence of suspending the Reinvestment Plan, stockholders who were participants in the Reinvestment Plan will receive cash distributions instead of additional shares of our common stock.

As of September 30, 2018, we had received aggregate subscription proceeds of approximately $51.2 million.

Net Cash Provided by Operating Activities

We experienced cash provided by operating activities for the nine months ended September 30, 2018 of approximately $0.2 million as compared to cash provided by operating activities of approximately $0.1 million for the nine months ended September 30, 2017. We generally expect to meet future cash needs for general and administrative expenses as well as debt service from the net operating income (“NOI”) from our three properties.

Indebtedness

During the nine months ended September 30, 2018, we borrowed approximately $5.0 million in connection with our acquisition of Riverview.  The Riverview Loan matures on August 31, 2023.  The Riverview Loan accrues interest at a rate of the sum of LIBOR plus 2.25%, with monthly payments of interest for the first 24 months, and monthly payments of interest and principal during the remaining months using a 30-year amortization period with the remaining balance payable at maturity.  We may prepay, without penalty, all or any part of the Riverview Loan at any time.

During the nine months ended September 30, 2017, we borrowed approximately $16.1 million in connection with our acquisition of Summer Vista.  In December 2017, we paid the sum of approximately $2.2 million of the original outstanding principal balance of the Summer Vista Loan, and as a result, interest payable on the Summer Vista Loan was reduced to a rate equal to the sum of LIBOR plus 2.70% in accordance with the terms of the Summer Vista Loan.  We may prepay, without a penalty, all or any part of the Summer Vista Loan at any time.

Expense Support Agreement

During the quarter and nine months ended September 30, 2018 and 2017, our cash flows from operating activities was positively impacted by the Expense Support Agreement with our Advisor pursuant to which our Advisor has agreed to accept payment in restricted stock in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets (as defined in the Expense Support Agreement).  For the quarter and nine months ended September 30, 2018, approximately $0.2 million and $0.6 million are expected to be settled in the form of restricted stock pursuant to the Expense Support Agreement.  For the quarter and nine months ended September 30, 2017, $0.1 million and $0.4 million, respectively, of asset management fees and Advisor personnel expenses have been settled in the form of restricted stock pursuant to the Expense Support Agreement.  Any amounts settled, and for which restricted stock shares will be issued, pursuant to the Expense Support Agreement are permanently settled and we have no further obligation to pay such amounts to our Advisor.

Refer to Note 8. “Related Party Arrangements” in Item 1. “Financial Statements” for additional information.

Uses of Liquidity and Capital Resources

Real Estate Acquisition

We have completed our acquisition phase.  During the nine months ended September 30, 2018, we acquired Riverview for a total purchase price consideration of approximately $24.7 million.  Riverview consists of 92 resident units (62 assisted living and 30 memory care units).  During the nine months ended September 30, 2017, we acquired Summer Vista for a total purchase price consideration of approximately $21.9 million.

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

For the nine months ended September 30, 2018 and 2017, we paid approximately $1.0 million and $1.0 million, respectively, in underwriting compensation.  Under the terms of the Primary Offering, our Dealer Manager was entitled to receive selling commissions, dealer manager fees and/or annual distribution and stockholder servicing fees, which were based on the respective share class of our common stock sold, all or a portion of which could be reallowed to participating broker dealers.

In October 2018, we reached certain underwriting compensation limits and, effective October 31,2018, each Class T and Class I share automatically converted into a Class A share pursuant to the terms of our charter.  The Class T and Class I shares converted into Class A shares on a one-for-one basis because the most recent estimated NAV per share approved by our board of directors of $10.06 is the same for all share classes.  Stockholders who received Class A shares upon the conversion will no longer be subject to the class-specific expenses associated with Class T and Class I shares.  Our obligation to pay the approximate $1.4 million distribution and stockholder servicing fees liability as of September 30, 2018 to the Dealer Manager ceased effective October 31, 2018 upon the conversion of the Class T and Class I shares into Class A Shares.

Distributions

In order to qualify as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities.  We expect to have little, if any, cash flows from operations available for distribution. Therefore, we have and may continue to pay some or all of our cash distributions from sources other than cash flows from operations, such as from cash flows provided by financing activities, a component of which may include the remaining proceeds of our Offering and/or borrowings, whether collateralized by our assets or unsecured.  We have not established any limit on the extent to which we may use borrowings or proceeds of our Offering to pay distributions, and there is no assurance we will be able to sustain distributions at any level.

The following table details our cash distributions per share and our total cash distributions paid, including distribution reinvestments, for the nine months ended September 30, 2018 and 2017 (in thousands except per share data):

	Cash Distributions per Share (1)			Cash Distributions Paid (2)			Cash Flows Provided by (Used in) Operating Activities (3)
Periods	Class A Share	Class T Share	Class I Share	Cash Distributions Declared	Distribution Reinvestments	Cash Distributions net of Distribution Reinvestments
2018 Quarters
First	$0.1440	$0.1178	$0.1312	$402	$225	$177	$157
Second	0.1440	0.1175	0.1314	483	283	200	(242)
Third	0.1440	0.1177	0.1310	555	334	221	290
Year	$0.4320	$0.3530	$0.3936	$1,440	$842	$598	$205

2017 Quarters
First	$0.1050	$0.0750	$0.1050	$73	$28	$45	$(154)
Second	0.1440	0.1168	0.1337	173	76	97	33
Third	0.1440	0.1169	0.1328	232	114	118	203
Year	$0.3930	$0.3087	$0.3715	$478	$218	$260	$82

FOOTNOTES:

(1)

Our board of directors authorized monthly cash distributions on the outstanding shares of all classes of our common stock, beginning in August 2016 and continuing each month through March 31, 2017, in monthly amounts equal to $0.0350 per share, less class-specific expenses with respect to each class.  Beginning April 1, 2017 and continuing each month through September 30, 2018, monthly cash distributions on the outstanding shares of all classes of our common stock were declared in monthly amounts equal to $0.0480 per share, less class-specific expenses with respect to each class.

(2)	Represents cash distributions declared, the amount of distributions reinvested in additional shares through our Reinvestment Plan and the amount of Offering proceeds used to fund cash distributions.
(3)

For the nine months ended September 30, 2018 and 2017, our net loss was approximately $1.2 million and $1.0 million, respectively, while cash distributions declared were approximately $1.4 million and $0.5 million, respectively.  For the nine months ended September 30, 2018 and 2017, approximately 36% and 49%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 64% and 51%, respectively, were considered to be funded with proceeds from our Offering. For the nine months ended September 30, 2018 and 2017, 100% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.

In September 2018, our board of directors declared a monthly cash distribution of $0.0480, less class-specific expenses, on each outstanding share of common stock on October 1, 2018, November 1, 2018 and December 1, 2018.  These distributions are to be paid and distributed by December 31, 2018.  We terminated and closed our Offering effective October 1, 2018. Concurrently, we suspended the Reinvestment Plan and determined not to authorize additional stock dividends. As a consequence of suspending the Reinvestment Plan, stockholders who were participants in the Reinvestment Plan will receive cash distributions instead of additional shares of our common stock.

As noted above, effective October 31, 2018, each Class T and Class I share automatically converted into a Class A share pursuant to the terms of the Company’s charter.

Common Stock Redemptions

During the quarter and nine months ended September 30, 2018, we received requests for the redemption of common stock of approximately $33,000 and $185,000, respectively.  The redemptions were approved by our board of directors and paid in March 2018, June 2018 and September 2018, respectively.  No other redemption requests were made during quarter and nine months ended September 30, 2018 and 2017.

In October 2018, we redeemed approximately $0.3 million (26,000 shares) of shares, which were previously issued in connection with a private placement offering in August 2016.

Our Redemption Plan was designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any liquidity event.  Such redemptions were funded by proceeds from our Reinvestment Plan.  In connection with the termination of our Offering and our board of directors’ decision to consider possible strategic alternatives available to us, our Redemption Plan was suspended effective October 1, 2018 and we no longer accept or process any redemption requests received after such date.

Debt Repayments

In October 2018, we repaid approximately $0.3 million of promissory notes, which were previously issued in connection with a private placement offering in August 2016.

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

Quarter and nine months ended September 30, 2018 as compared to quarter and nine months ended September 30, 2017

•

Resident fees and services for the quarter and nine months ended September 30, 2018 was approximately $1.5 million and $3.7 million, respectively, as compared to approximately $1.1 million and $2.2 million for the quarter and nine months ended September 30, 2017.  As a result of our seniors housing investment, Summer Vista, being acquired on March 31, 2017, the prior period consisted of allocated pro-rations at closing plus two quarters of resident fees and services while the current period included an entire three quarters of resident fees and services for Summer Vista and one month of resident fees and services for Riverview.

•

Rental income and tenant reimbursements for the quarter and nine months ended September 30, 2018 was approximately $0.4 million and $1.3 million, respectively, related entirely to our Mid America Surgery property, which was acquired on December 27, 2017.  There was no rental income and tenant reimbursements for the quarter and nine months ended September 30, 2017.

•

Property operating expenses were approximately $1.1 million and $2.7 million for the quarter and nine months ended September 30, 2018, respectively, as compared to approximately $0.6 million and $1.2 million for the quarter and nine months ended September 30, 2017, respectively.  As a result of our seniors housing investment, Summer Vista, being acquired on March 31, 2017, the prior period consisted of allocated pro-rations at closing plus two quarters of operating expenses for our Summer Vista property while the current period included an entire three quarters of operating expenses for Summer Vista and one month of operating expenses for Riverview.

•

General and administrative expenses for the quarter and nine months ended September 30, 2018 were approximately $0.4 million and $1.3 million, respectively, as compared to $0.3 million and $1.0 million for quarter and nine months ended September 30, 2017, respectively, and were comprised primarily of directors’ and officers’ insurance, accounting and legal fees, Advisor personnel expenses and board of director fees. However, these Advisor personnel expenses have been or are expected to be settled in the form of restricted stock pursuant to the Expense Support Agreement and as such our general and administrative expenses were reduced by approximately $0.1 million and $0.4 million for the quarter and nine months ended September 30, 2018, respectively, and $0.1 million and $0.3 million for the quarter and nine months ended September 30, 2017, respectively.  Until such time that we meet established distribution coverage targets, our Advisor has agreed to accept payment in the form of restricted stock in lieu of cash.

•

Property management fees were approximately $0.1 million and $0.3 million for both the quarter and nine months ended September 30, 2018 as compared to $0.1 million for both the quarter and nine months ended September 30, 2017 and relate entirely to the operations of our investment properties.  Property management fees increased as a result of our acquisitions on and subsequent to March 31, 2017.

•

Acquisition fees and expenses were $0.7 million for both the quarter and nine months ended September 30, 2018, as compared to approximately $0.6 million for the quarter and nine months ended September 30, 2017, all of which occurred during the first quarter of 2017.  Substantially all of the acquisition fees and expenses were capitalized as a component of the cost of the assets acquired and allocated on a relative fair value basis.

•

Asset management fees for the quarter and nine months ended September 30, 2018 were approximately $0.1 million and $0.2 million as compared to $43,000 and $86,000 for the quarter and nine months ended September 30, 2017, respectively.  These asset management fees have been or are expected to be settled in the form of restricted stock pursuant to the Expense Support Agreement. Until such time that we meet established distribution coverage targets, our Advisor has agreed to accept payment in the form of restricted stock in lieu of cash.

•

Depreciation and amortization expenses were approximately $0.6 million and $1.5 million for the quarter and nine months ended September 30, 2018 as compared to $0.3 million and $0.6 million for the quarter and nine months ended September 30, 2017, respectively, and relate entirely to the operations of our investment properties.

•

Interest expense and loan cost amortization for the quarter and nine months ended September 30, 2018 was approximately $0.3 million $0.8 million as compared to approximately $0.2 million and $0.4 million for the quarter and nine months ended September 30, 2017, respectively.  The increase relates to the Summer Vista and Mid America Surgery loans being outstanding for the entire period in 2018 and one month outstanding for the Riverview Loan; whereas in 2017 interest expenses related to two quarters and one day of interest on our Summer Vista Loan as well as the notes issued in connection with our private placement (“Notes”).  The Notes related to our private placement were repaid in October 2018 and we will not incur interest expense on these notes going forward.

•

Income tax (benefit) expense for the quarter and nine months ended September 30, 2018 was approximately ($10,000) and $35,000, respectively.  For the quarter and nine months ended September 30, 2017, we had income tax expense of approximately $12,000 and $42,000, respectively.  The income tax (benefit) expense is related entirely to TRS Holdings and as such the increase across periods is primarily reflective of the acquisition of our first RIDEA property, Summer Vista, on March 31, 2017 as well as our second RIDEA property, Riverview, on August 31, 2018.

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

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues and services less property operating expenses and property management fees.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents aggregated NOI from acquisitions after July 1, 2017 or January 1, 2017, which are excluded as we did not own those properties during the entirety of all periods presented.  In understanding our operating results in the accompanying condensed consolidated financial statements, it is important to understand how the growth in our assets has impacted our results.

The chart below illustrates our net losses and NOI for the quarter and nine months ended September 30, 2018 and 2017 (in thousands) and the amount invested in properties as of September 30, 2018 and 2017 (in millions):

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,				Change
	2018	2017	$	%	2018		2017		$	%
Net loss	$(459)	$(308)				$(1,199)		$(951)
Adjusted to exclude:
General and administrative expenses	301	179				907		665
Acquisition fees and expenses	―	―				1		―
Depreciation and amortization	570	324				1,481		647
Other expenses, net of other income	280	197				787		403
Income tax expense	(10)	12				35		42
NOI	$682	$404	$278	68.8%		$2,012		$806	$1,206	149.6%
Less: Non-same-store NOI	(264)	―				(2,012)		(806)
Same-store NOI	$418	$404	$14	3.5%	$	―	$	―
Invested in operating properties, end of period (in millions)	$59.7	$21.4				$59.7		$21.4

Overall, our NOI for the quarter and nine months ended September 30, 2018 increased by approximately $0.3 million and $1.2 million, respectively, as compared to the same period in the prior year.  Our non-same-store NOI of approximately $0.3 million for the quarter ended September 30, 2018 related to our acquisition of Mid America Surgery Institute in December 2017 and Riverview in August 2018.  Our same-store NOI for the quarter ended September 30, 2018 increased by approximately $14,000, or 3.5%, as compared to the same period in the prior year. The increase in same-store NOI related to our acquisition of Summer Vista Assisted Living in March 2017 and improved financial performance across periods.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(459)	$(308)	$(1,199)	$(951)
Adjustments to reconcile net loss to FFO:
Depreciation and amortization	570	324	1,481	647
Total FFO	111	16	283	(304)
Straight-line rent adjustments	(19)	―	(62)	―
Amortization of above and below market intangibles	2	―	7	―
Acquisition fees and expenses	―	―	1	―
Total MFFO	$94	$16	$228	$(304)

Class A common stock:
Weighted average number of Class A common shares outstanding (1)	880	693	858	530
Net loss per share of Class A common stock outstanding (basic and diluted)	$(0.10)	$(0.16)	$(0.30)	$(0.65)
FFO per share of Class A common stock outstanding (basic and diluted)	$0.06	$0.01	$0.02	$(0.21)
MFFO per share of Class A common stock outstanding (basic and diluted)	$0.05	$0.01	$0.02	$(0.21)

Class T common stock:
Weighted average number of Class T common shares outstanding (1)	3,281	1,207	2,817	903
Net loss per share of Class T common stock outstanding (basic and diluted)	$(0.10)	$(0.16)	$(0.30)	$(0.65)
FFO per share of Class T common stock outstanding (basic and diluted)	$0.06	$0.01	$0.02	$(0.21)
MFFO per share of Class T common stock outstanding (basic and diluted)	$0.05	$0.01	$0.02	$(0.21)

Class I common stock:
Weighted average number of Class I common shares outstanding (1)	429	61	319	36
Net loss per share of Class I common stock outstanding (basic and diluted)	$(0.10)	$(0.16)	$(0.30)	$(0.65)
FFO per share of Class I common stock outstanding (basic and diluted)	$0.06	$0.01	$0.02	$(0.21)
MFFO per share of Class I common stock outstanding (basic and diluted)	$0.05	$0.01	$0.02	$(0.21)

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

For the Expense Year ended September 30, 2018, our total operating expenses were in excess of this limitation by approximately $0.4 million.  As of September 30, 2018, we had received cumulative approvals by our independent directors for total operating expenses in excess of this limitation of approximately $0.9 million.  Our independent directors determined that the higher relationship of operating expenses to average invested assets was justified based on unattained capital raise expectations which limited the number of investments, and the cost of operating a public company.

As of September 30, 2018, our Advisor has incurred aggregate other organizational and offering expenses of approximately $6.9 million, which are not eligible for reimbursement by us.  These expenses include, but are not limited to, SEC registration fees, FINRA filing fees, printing and mailing expenses, blue sky fees and expenses, legal fees and expenses, accounting fees and expenses, advertising and sales literature, transfer agent fees, due diligence expenses, personnel costs associated with processing investor subscriptions, escrow fees and other administrative expenses of the Offering.

See Item 1. “Financial Statements” – Note 8. “Related Party Arrangements” in the accompanying condensed consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018.

Contractual Obligations

The following table presents our contractual obligations by payment period as of September 30, 2018 (in thousands):

	Payments Due by Period
	2018	2019-2020	2021-2022	Thereafter	Total
Mortgages and notes payable (principal and interest)	$360	$8,498	$15,069	$6,991	$30,918
	$360	$8,498	$15,069	$6,991	$30,918

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

We expect to hold our fixed-rate note obligations to maturity (or prepayment) and the amounts due under such instruments would be limited to the outstanding principal balance, any accrued and unpaid interest and any prepayment premiums. Accordingly, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate note obligations, would have a significant impact on our operations.  The fair market value of the Notes was approximately $0.3 million as of September 30, 2018, which was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

The following is a schedule as of September 30, 2018 of our variable rate debt maturities for the remainder of 2018 and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value(1)
Variable rate debt	$32	$199	$5,829	$296	$13,304	$4,840	$24,500	$24,569
Average interest rate on variable rate debt	LIBOR + 2.70%	LIBOR + 2.70%	LIBOR + 2.22%	LIBOR + 2.59%	LIBOR + 2.70%	LIBOR + 2.25%	LIBOR + 2.49%

FOOTNOTE:

(1)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2018, compared to LIBOR rates as of September 30, 2018, would result in fluctuation of interest expense on our variable rate debt of approximately $0.2 million for the year ended December 31, 2018. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest swap contracts, or the impact of any LIBOR floors or caps.

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

Use of Proceeds from Registered Securities

On March 2, 2016, our Registration Statement on Form S-11 (File No. 333-206017), covering a public offering of up to $2.0 billion shares of common stock, was initially declared effective under the Securities Act of 1933, as amended.  Our Primary Offering closed effective October 1, 2018 and was conducted on a “best efforts” basis wherein we offered, in any combination, three classes of our common stock: Class A shares, Class T shares and Class I shares.  There were differing selling fees and commissions for each class of common stock.  We also paid annual distribution and stockholder servicing fees, subject to certain underwriting compensation limits, on the Class T and Class I shares sold in the Primary Offering.

The use of proceeds from our Primary Offering was as follows as of September 30, 2018 (in thousands):

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,750,000
Shares sold (3)	4,715

Aggregate amount sold (3)	$49,479
Payment of underwriting compensation (4)	(2,216)	$(2,216)	$	―
Net offering proceeds to the issuer	47,263
Purchases of real estate and development costs	(32,691)	―		(32,691)
Payment of investment services fees and acquisition expenses	(1,727)	(1,382)		(345)
Payment of capital expenditures	(95)	―		(95)
Redemptions of common stock	(185)	―		(185)
Payment of operating expenses (5)	(242)	―		(242)
Repayments of mortgages and notes payable (5)	(2,150)	―		(2,150)
Distributions to stockholders (5)	(383)	(187)		(196)
Remaining proceeds from the Offering	$9,790

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

Issuer Purchases of Equity Securities

The following details our repurchases of securities between July 1, 2018 and September 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the plan	Maximum number of shares that may yet be purchased under the plan
July 1, 2018 through July 31, 2018	―	―	―	72,130
August 1, 2018 through August 31, 2018	―	―	―	72,130
September 1, 2018 through September 30, 2018	3,298	$10.06	3,298	(1)
Total	3,298	$10.06	3,298

FOOTNOTE:

(1)

In connection with the formation of the Special Committee and the termination of the Offering, the Redemption Plan was suspended and we will no longer accept or process any redemption requests.  At no time did the number of shares redeemed exceed the maximum five percent limitation in a rolling 12-month period as described above.

Item 3. Defaults Upon Senior Securities - None

Item 4. Mine Safety Disclosure – Not Applicable

Item 5. Other Information - None

Item 6. Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2018 (and are numbered in accordance with Item 601 of Regular S-K).

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

10.2	Loan Agreement among CHP II Riverview FL Owner, LLC, CHP II Riverview FL Tenant, LLC, and Florida Community Bank, N.A., dated August 31, 2018 (Filed herewith.)

10.3	Promissory Note among CHP II Riverview FL Owner, LLC, CHP II Riverview FL Tenant, LLC, and Florida Community Bank, N.A., dated August 31, 2018 (Filed herewith.)

10.4	Payment Guaranty between CNL Healthcare Properties II, Inc. and Florida Community Bank, N.A., dated August 31, 2018 (Filed herewith.)

10.5	Mortgage among CHP II Riverview FL Owner, LLC, CHP II Riverview FL Tenant, LLC, and Florida Community Bank, N.A., dated August 31, 2018 (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties II, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties II, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1

Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties II, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101

The following materials from CNL Healthcare Properties II, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of November 2018.

CNL HEALTHCARE PROPERTIES II, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)