Form 10-K
period 2018-12-31
CNL Healthcare Properties II, Inc.
filed 2019-03-20
CIK 1648383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company Emerging growth company	☒ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

There is currently no established public market for the registrant’s shares of common stock.  Based on the registrant’s $10.06 net asset value per share as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant on such date was $48.9 million.

The number of shares of the registrant’s outstanding common stock as of March 15, 2019 was 4,899,139 Class A shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (this “Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s  documents filed from time to time with the U.S. Securities and Exchange Commission (the “Commission” or “SEC”), including, but not limited to, this Annual Report and the Company’s quarterly reports on Form 10-Q, copies of which may be obtained from the Company’s website at www.cnlhealthcarepropertiesii.com.

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

General

CNL Healthcare Properties II, Inc. is a Maryland corporation that incorporated on July 10, 2015.  We elected to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the year ended December 31, 2017 and our intention is to be organized and operate in a manner that allows us to remain qualified as a REIT for federal income tax purposes.  We are sponsored by CNL Financial Group, LLC (“Sponsor” or “CNL”).  The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties II” include CNL Healthcare Properties II, Inc. and each of its subsidiaries.

On March 2, 2016, pursuant to a registration statement on Form S-11 under the Securities Act of 1933, we commenced our initial public offering of up to $1.75 billion (“Primary Offering”), in any combination, of Class A, Class T and Class I shares of common stock on a “best efforts” basis, which meant that CNL Securities Corp. (“Dealer Manager”), an affiliate of our Sponsor, used its best efforts but was not required to sell any specific amount of shares.  We also offered up to $250 million, in any combination, of Class A, Class T and Class I shares pursuant to our distribution reinvestment plan (“Reinvestment Plan” and, together with the Primary Offering, the “Offering”).  On August 31, 2018, our board of directors approved the termination of our Offering and the suspension of the Reinvestment Plan, effective October 1, 2018.  We also suspended our share redemption plan (“Redemption Plan”) and discontinued our stock dividends concurrently.  In October 2018, we deregistered the unsold shares of common stock under our previous registration statement on Form S-11.

From the time of our formation on July 10, 2015 (inception) through July 10, 2016, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock.  We broke escrow in our Offering effective July 11, 2016 and, through the close of the Offering in October 2018, we had received aggregate subscription proceeds of approximately $51.2 million.

As of December 31, 2018, we owned two seniors housing properties and one medical office building (“MOB”).  As part of exploring strategic alternatives, as further described below under “Strategic Alternatives,” we committed to a plan to sell our MOB property.  We contributed our net subscription proceeds to CHP II Partners, LP (“Operating Partnership”) in exchange for partnership interests.  We own substantially all of our assets either directly or indirectly through the Operating Partnership in which we are the sole limited partner and our wholly-owned subsidiary, CHP II GP, LLC, is the sole general partner.  The Operating Partnership owns assets through: (1) a wholly-owned taxable REIT subsidiary (“TRS”), CHP II TRS Holding, Inc. (“TRS Holdings”) and (2) property owner subsidiaries, which are single purpose entities.

We have leased our two seniors housing properties to single member limited liability companies wholly-owned by TRS Holdings and engaged independent third-party managers under management agreements to operate the properties as permitted under REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; whereas, our medical office building has been leased on a net or modified gross basis to third-party tenants.  We view, manage and evaluate our portfolio homogenously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of asset class or type.

Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida, 32801, and our telephone number is (407) 650-1000.

Advisor

We are externally managed and advised by CHP II Advisors, LLC (“Advisor”).  Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing acquisitions (through the completion of our acquisition stage in August 2018) and dispositions on our behalf pursuant to an advisory agreement.  In exchange for these services, our Advisor is entitled to receive certain fees from us.

Effective March 2, 2019, our advisory agreement, dated as of March 2, 2016, was amended and restated to eliminate acquisition fees and dispositions fees as well as to reduce the asset management fee to 0.40 percent per annum of average invested assets (“AUM Fee”).  Our AUM Fee is further subject and subordinate to an agreed upon hurdle relating to the total operating expenses (as described in the amended and restated advisory agreement) of the Company, though to the extent any portion of the AUM Fee is not paid as a result of total operating expenses exceeding the prescribed limits, it may be recovered by our Advisor if certain Company performance thresholds are subsequently met.  Our board of directors approved renewing the amended and restated advisory agreement through March 2020.  Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

As further described below under “Strategic Alternatives,” in March 2019, our board of directors and our Advisor agreed to terminate the amended and restated expense support and restricted stock agreement (as amended, “Expense Support Agreement”) effective April 1, 2019.  Any restricted stock shares granted to our Advisor under the Expense Support Agreement shall continue to be held by the Advisor, subject to the vesting and forfeiture provisions of the Expense Support Agreement which survive termination.

For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data” – Note 9. “Related Party Arrangements.”

Investment Objectives and Strategy

Our primary investment objectives were to invest in a diversified portfolio of assets that would allow us to:

•	provide stockholders with attractive and stable cash distributions;
•	preserve, protect and return stockholders’ invested capital; and
•	explore liquidity opportunities in the future, such as the sale of either the Company or our assets, potential merger, or the listing of our common shares on a national securities exchange.

There can be no assurance that we will be able to achieve our investment objectives.

Strategic Alternatives

On August 31, 2018, our board of directors approved the termination of our Offering and the suspension of the Reinvestment Plan, effective October 1, 2018.  We also suspended our Redemption Plan and discontinued our stock dividends concurrently.  Our board of directors appointed a special committee comprised solely of our independent board members (“Special Committee”) to oversee the process of exploring strategic alternatives to maximize value for our stockholders, including, without limitation, (i) an orderly disposition of our assets or one or more of our asset classes and the distribution of the net sale proceeds thereof to our stockholders and (ii) a potential business combination or other transaction with an unrelated third-party or affiliated party of our Sponsor.  In January 2019, the Special Committee engaged SunTrust Robinson Humphrey, Inc. (“STRH”), an investment banker, to act as a financial advisor to the aforementioned Special Committee and, subsequently, we committed to a plan to sell our MOB property, Mid America Surgery Institute (“Mid America Surgery”).  Although we have formed a Special Committee for the exploration of strategic alternatives, we are not obligated to enter into any particular transaction or any transaction at all.  In the meantime, we continue to strategically manage and position our portfolio to drive performance and value.

In March 2019, we entered into an asset purchase agreement (“Sale Agreement”) with a subsidiary of HCP, Inc. (NYSE: HCP) related to the sale of Mid America Surgery for a gross sales price of $15.4 million (“MOB Sale”), subject to certain pro-rations and other adjustments as described in the Sale Agreement.  The parties anticipate that the closing of the MOB Sale will occur in the first half of 2019, subject to a third-party right of first refusal, customary closing conditions, governmental and other third-party consents.  There can be no assurance that the closing conditions will be satisfied or that the MOB Sale will be consummated.  To date, approximately $0.3 million has been placed by the buyer in escrow and an additional $0.3 million is due from the buyer on or before the end of the inspection period on April 5, 2019, at which point a total of $0.6 million will be non-refundable, except for a seller breach or default under the Sale Agreement, and will be applied to the purchase price at closing.  Net proceeds from the MOB Sale will be used to satisfy debt securing the Mid America Surgery and the remaining proceeds may be used to make a special distribution to stockholders and/or for general corporate purposes.

In connection with our exploration of possible strategic alternatives, in March 2019, our board of directors suspended our monthly cash distributions to stockholders effective April 1, 2019.  Accordingly, our board of directors does not currently intend to declare any regular distributions on our common stock after the effective date of the suspension, though special distributions may be made from time to time from net sales proceeds received from the sale of properties.  In addition, in March 2019, our board of directors and our Advisor agreed to terminate the Expense Support Agreement effective April 1, 2019.  Any restricted stock shares granted to our Advisor under the Expense Support Agreement shall continue to be held by the Advisor, subject to the vesting and forfeiture provisions of the Expense Support Agreement which survive termination.

Dispositions

The determination of when a particular investment should be sold or otherwise disposed of may be made after considering all relevant factors, including overall strategic alternatives, tax considerations as well as prevailing and projected economic and market conditions (including whether the value of the property or other investment is anticipated to decline substantially).  The net proceeds, after payment of debt, received from any disposition may be distributed to stockholders or retained for corporate purposes.

Portfolio Overview

As of December 31, 2018, our healthcare investment portfolio consisted of interests in two seniors housing properties and one MOB.  Our seniors housing properties consist of Summer Vista Assisted Living (“Summer Vista”) and The Crossings at Riverview (“Riverview”), which are both operated under a RIDEA structure pursuant to property management agreements with third-party property managers.  Our MOB, Mid America Surgery, consisted of five tenants with the two largest tenants, Mid America Surgery Institute and Women’s Clinic of Johnson County, representing 50.6% and 31.8%, respectively, of the total rentable square feet, 42.6% and 37.5%, respectively, of our annualized base rent and 6.0% and 5.3%, respectively, of our total revenues for the year ended December 31, 2018. Also, both of these tenants have lease terms that extend into 2027 and therefore significant near-term lease turnover is not expected at Mid America Surgery.  The remaining three tenants all individually represent less than 10% of the total rentable square feet or annualized based rent of the property.  As part of exploring strategic alternatives, as further described above under “Strategic Alternatives,” we committed to a plan to sell our MOB property.

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

For our MOB property, we monitor the credit of our tenants to stay abreast of any material changes in quality. We monitor tenant credit quality by (1) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (2) direct interaction with onsite property managers, (3) monitoring news and rating agency reports regarding our tenants (or their parent companies) and their underlying businesses, (4) monitoring the timeliness of rent collections and (5) monitoring lease coverage.

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

Management reviews certain operating and other statistical measures of the underlying property such as occupancy levels and revenue per occupied unit (“RevPOU”), which we define as total revenue before charges for ancillary and care services offered at the community divided by average number of occupied units. As of December 31, 2018, 99% and 81% of resident units were occupied at Summer Vista and Riverview, respectively.  The average monthly RevPOU as of December 31, 2018 and 2017 was $4,005 and $3,890 for assisted living units, respectively, and $4,828 and $4,367 for memory care units, respectively.

Similarly, for our MOB, management reviews operating statistics of the underlying property, including occupancy levels and monthly rent per square foot.  As of December 31, 2018, Mid America Surgery was 100% leased to five tenants with a remaining weighted average lease term of approximately 7.6 years.  The average monthly rent per square foot for the year ended December 31, 2018 was $2.19.  As part of exploring strategic alternatives, as further described above under “Strategic Alternatives,” we committed to a plan to sell our MOB property.

Tenant Lease Expirations

The following table details, on an aggregate basis, scheduled expirations for the next 10 years ending December 31st on our MOB investment, Mid America Surgery, assuming that none of the tenants exercise any of their renewal options, as of December 31, 2018:

Year of Expiration (1)	Number of Tenants	Expiring Rentable Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2019	—	—	$—	—
2020	1	3,080	93,940	9.0%
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
2024	1	1,825	55,663	5.3%
2025	—	—	—	—
2026	—	—	—	—
2027	3	33,633	899,642	85.7%
2028	—	—	—	—
Thereafter	—	—	—	—
Total	5	38,538	$1,049,245	100.0%
Weighted Average Remaining Lease Term: (3)			7.6 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent escalations included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

As part of exploring strategic alternatives, as further described above under “Strategic Alternatives,” we committed to a plan to sell our MOB property.

Share Price Valuation

We have adopted a valuation policy designed to follow recommendations of the Investment Program Association (“IPA”), an industry trade group, in the IPA Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, which was adopted by the IPA effective May 1, 2013 (“IPA Valuation Guideline”).  The purpose of our valuation policy is to establish guidelines to be followed in determining the net asset value (“NAV”) per share of our common stock for regulatory and investor reporting and on-going evaluation of investment performance.  NAV means the fair value of real estate, real estate-related investments and all other assets less the fair value of total liabilities.  Our NAV will be determined based on the fair value of our assets less liabilities under market conditions existing as of the time of valuation and assuming the allocation of the resulting net value among our stockholders after any adjustments for incentive, preferred or special interests, if applicable.

In accordance with our valuation policy and as recommended by the IPA Valuation Guideline, we expect to produce an estimated NAV per share at least annually as of December 31 and disclose such amount as soon as possible after year-end.  The audit committee of our board of directors, comprised of our independent directors (“Valuation Committee”), oversees our valuation process and engages one or more third-party valuation advisors to assist in the process of determining the estimated NAV per share of our common stock.

To assist our board of directors in its determination of the estimated NAV per share of our common stock, our board of directors engaged an independent third-party valuation firm, Robert A. Stanger & Co., Inc. (“Stanger”), to provide property-level and aggregate valuation analyses of the Company and a range for the NAV per share of our common stock and to consider other information provided by our Advisor.

For a detailed discussion of the determination of the estimated NAV per share of our common stock, including our valuation process and methodology, see Item 5.  “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities – Market Information.”

Common Stock Subscriptions

We terminated and closed our Offering effective October 1, 2018 and concurrently suspended the Reinvestment Plan.  Through the close of our Offering, we had received aggregate subscription proceeds of approximately $51.2 million (4.9 million shares), which includes $200,000 (20,000 shares) purchased by our Advisor prior to the commencement of the Offering, approximately $251,250 (25,125 shares) purchased in a private transaction exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder (“Private Placement”) and approximately $1.2 million (0.1 million shares) purchased pursuant to our Reinvestment Plan through its suspension in October 2018.

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities. We have and may continue to pay some or all of our cash distributions declared through the first quarter of 2019 from sources other than cash flows from operations, such as from cash flows provided by financing activities, a component of which may include the remaining proceeds of our Offering or borrowings, whether collateralized by our assets or unsecured.  We have not established any limit on the extent to which we may use borrowings or remaining proceeds of our Offering to pay distributions.  In connection with our exploration of possible strategic alternatives discussed above under “Strategic Alternatives,” our board of directors discontinued our stock dividends effective October 1, 2018 and in March 2019, suspended our monthly cash distributions to stockholders effective April 1, 2019.  Accordingly, our board of directors does not currently intend to declare any regular cash distributions on our common stock after the effective date of the suspension, though special distributions may be made from time to time from net sales proceeds received from the sale of properties.  Refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distributions” for additional information regarding our distributions.

Borrowings

We have borrowed funds to acquire properties, make other permitted investments and to pay certain related fees. We may borrow money, whether collateralized by our assets or unsecured, to pay distributions to stockholders, for working capital and/or for other corporate purposes.   We are subject to certain customary covenants and limitations in connection with our borrowings.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Our intent has been to target our aggregate borrowings ranging from 40% to 60% of the aggregate value of our assets as we acquired properties.  Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess.  As of December 31, 2018 and 2017, we had an aggregate debt leverage ratio of approximately 36.0% and 40.4%, respectively, of the aggregate carrying value of our assets.

Competition

The current market for healthcare real estate is highly competitive as is the leasing market for such properties.  We compete for financing with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships, many of which will have greater resources and lower costs of capital than we do.  The level of competition impacts both our ability to manage our investments and locate suitable tenants.

Our tenants and operators compete with other properties that provide comparable services in their local markets.  Tenants and operators compete for patients, tenants and residents based on a variety of factors including, but not limited to: quality of care, reputation, location, services offered, physician groups, staff and price. We also face competition from other properties for tenants or residents, such as physicians and other health care providers that provide comparable facilities and services.

Employees

We are externally managed and as such we do not have any employees.

Financial Information about Industry Segments

We have determined that we operate in one business segment, real estate ownership, which consists of owning, managing, leasing, acquiring, developing, investing in, and as conditions warrant, disposing of real estate assets.  We internally evaluate all of our real estate assets as one operating segment and, accordingly, we do not report segment information.

Available Information

CNL maintains a web site for us at www.cnlhealthcarepropertiesii.com containing additional information about our business, and a link to the SEC web site (www.sec.gov).  We make available free of charge on our web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we file such material, or furnish it to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

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

Company Related Risks

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

We recently terminated our public offering, terminated stock dividends, suspended our distribution reinvestment plan, suspended our share redemption plan (“Redemption Plan”), and appointed a Special Committee to consider strategic alternatives, all of which creates uncertainty about our future and for our stockholders.

On August 31, 2018, our board of directors terminated our ongoing public offering effective as of October 1, 2018, ceased authorizing stock dividends, suspended our distribution reinvestment plan effective as of October 1, 2018, suspended our Redemption Plan effective as of October 1, 2018, and appointed a Special Committee to consider strategic alternatives. Strategic alternatives may include, but are not limited to the sale of the company or its assets and distribution of net sale proceeds to shareholders, or a merger or other transaction with a third party or parties.   We cannot offer any assurances as to when, whether, or what sort of strategic alternatives may be achieved.  These developments create substantial uncertainty about our future and for our stockholders.

There is no public trading market for the shares of our common stock and our Redemption Plan has been suspended; therefore it will be difficult for our stockholders to sell their shares of common stock.

There is currently no public market for the shares of our common stock and we have no obligation or current plans to apply for listing on any public securities market. We have a Redemption Plan, but it is suspended. It will therefore be difficult for stockholders to sell their shares of common stock. Even if stockholders are able to sell their shares of common stock, the absence of a public market may cause the price received for any shares of our common stock to be less than what they paid, less than their proportionate value of the assets we own and less than the amount they would receive on any liquidation of our assets. Also, upon the occurrence of a liquidity event, including but not limited to listing our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); a sale, merger or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration, or our liquidation, stockholders may receive less than what they paid for their shares. Because of the illiquid nature of our shares, investors should consider our shares to be a long term investment and be prepared to hold them for an indefinite period of time.

If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock.

In the future we may consider various liquidity events. There can be no assurance that we will ever seek to effect, or be successful in effecting, a liquidity event. We are not required, by our charter or otherwise, to pursue a liquidity event or any transaction to provide liquidity to our stockholders. If we do not effect a liquidity event, it will be very difficult for stockholders to have liquidity for their investment in shares of our common stock.

We only own three properties, which increases the risk that adverse changes in the performance or value of those properties could materially affect our results of operations, our NAV and returns to our investors.

We currently own three real estate investments consisting of two seniors housing communities and a medical office building. As a result, we are subject to greater risks associated with geographic and property-type concentration in a small number of assets. A decline in in the performance or value of those assets will adversely affect our performance and the value of the investments of our stockholders.

Our relatively small size increases our fixed operating expenses as a percentage of gross income which has made us reliant on our sponsor for expense support.

Our relatively small size increases our fixed operating expenses as a percentage of gross income. We are currently reliant on advisor for expense support to enhance our operating results.  Under the expense support arrangement, our advisor has agreed to accept payment in the form of forfeitable restricted shares of our common stock in lieu of cash for services rendered, applicable asset management fees and specified expenses we owe to the advisor under the advisory agreement in the event we do not achieve established distribution coverage targets. For the year ended December 31, 2018, our advisor expects to accept approximately 85,000 restricted shares of our common stock as payment for approximately $0.8 million in fees and expenses.  We can make no assurances as to how long this expense support will continue.  If the expense support were to stop, our financial condition and ability to make distributions would be adversely affected.

We are required to pay substantial compensation to our advisor and its affiliates or related parties, which may be increased or decreased by a majority of our board of directors, including a majority of the independent directors.

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interest and other payments that we are required to pay to our advisor and its affiliates or related parties may increase or decrease without stockholder consent if such change is approved by a majority of our board of directors, including a majority of the independent directors. These payments to our advisor and its affiliates or related parties will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and our stockholders’ overall return.

The estimated NAV per share of our shares is based upon subjective judgments, assumptions and opinions by management, which may or may not turn out to be correct. Therefore, the estimated NAV per share of our shares may not reflect the amount that might be paid to our stockholders for their shares in a market transaction and may not be indicative of the price at which our shares would trade if they were actively traded.

On March 13, 2018, our board of directors approved an estimated NAV per share of $9.92, net of estimated transaction costs, for each share of our common stock as of December 31, 2018.  To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our initial public offering of common stock in meeting their customer account statement reporting obligations pursuant to applicable FINRA and National Association of Securities Dealers (“NASD”) Conduct Rules, we disclose in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and/or in our Current Reports on Form 8-K, our estimated NAV per share of our shares. This estimated value per share is accompanied by any disclosures required under the FINRA and NASD Conduct Rules.

The estimated NAV per share is based on valuations of our assets and liabilities performed at least annually, by, or with the material assistance or confirmation of, a third-party valuation expert or service and will generally be consistent with the recommendations in the Investment Program Association Practice Guideline 2013-01- Valuations of Publicly Registered, Non-Listed REITs.

Although we established the estimated NAV per share generally in accordance with our valuation policy and certain recommendations and methodologies of the Investment Program Association, the valuation methodologies used by the independent third-party valuation firm retained by our board of directors to estimate the value of our properties and the estimated NAV per share as of December 31, 2018 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct.  As a result of these, as well as other factors, the estimated NAV per share may not reflect the amount that might be paid to our stockholders for their shares in a market transaction or of the proceeds that stockholders would receive if we were liquidated or dissolved and the proceeds were distributed to our stockholders.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information regarding our policy with respect to valuations of our common stock.

The estimated NAV per share of our shares is based upon a valuation of three of our properties as of December 31, 2018 and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio. The valuation and appraisal of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of the properties. Therefore, the estimated NAV per share may not reflect the amount that would be realized upon a sale of our properties.

On March 13, 2018, our board of directors approved a NAV per share of $9.92, net of estimated transaction costs, for our common stock as of December 31, 2018.  We intend to use this estimated NAV per share value until the next net asset valuation approved by our board of directors.  We expect to perform a net asset valuation at least annually. We will disclose future estimates of our NAV to stockholders in our filings with the Commission.

Further, the estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of December 31, 2018. We did not make any adjustments to the estimated NAV subsequent to December 31, 2018, including adjustments relating to, among others, the issuance of restricted stock, net operating income earned or distributions declared. The NAV of our shares will fluctuate over time in response to a number of factors, including but not limited to the performance of individual assets in our portfolio, the management of those assets, and the real estate and finance markets.

For the purposes of calculating the estimated NAV per share, we retained an independent third-party valuation firm as valuation expert to provide a range of per share values for our shares and a valuation of our properties as of December 31, 2018.  The valuation methodologies used to estimate the NAV per share, as well as the value of our properties, involved certain subjective judgments, including but not limited to, discounted cash flow analysis and the direct capitalization approach. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our Advisor and our valuation expert.  Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuation of the properties may not correspond to the realizable value upon a sale of the assets.

We currently do not have research analysts reviewing our performance.

We do not have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, we do not have an independent review of our performance and the value of our common stock relative to publicly traded companies.

The availability and timing of cash distributions to our stockholders is uncertain.

In March 2019, our board of directors suspended our cash distributions effective April 1, 2019.  Accordingly, the board of directors does not currently intend to declare any regular distributions on our common stock after the effective date of the suspension, though special distributions may be made from time to time from net sales proceeds received from the sale of properties.

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

Because we rely on affiliates of CNL for advisory services, if these affiliates or their executive officers and other key personnel are unable to meet their obligations to us, we may be required to find alternative providers of these services, which could disrupt our business.

We have no employees and are reliant on our advisor and other affiliates of our sponsor to provide services to us. CNL, through one or more of its affiliates or subsidiaries, owns and controls our sponsor and has a controlling interest in our advisor. In the event that any of these affiliates are unable to meet their obligations to us, we might be required to find alternative service providers, which could disrupt our business by causing delays and/or increasing our costs.

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

If we were to terminate our advisor because it is unable to meet its obligations to us or for any other reasons, it may be difficult to find a replacement advisor and the transition could adversely affect our operations.  In addition, our advisor currently accepts restricted shares of common stock in lieu of certain fees and expenses payable to it in order to provide additional cash to support of our distributions to investors. This form of expense support could or would be terminated if we terminated our advisor, and in certain circumstances the restricted shares could vest.  Further, following the termination or non-renewal of the advisory agreement by our advisor for good reason (as defined in the advisory agreement) or by us or our operating partnership other than for cause (as defined in the advisory agreement), if a listing of our common stock or other liquidity event with respect to our common stock has not occurred, our advisor will be entitled to be paid a portion of any future incentive fee that becomes payable.  Further, the advisor would be entitled to receive all accrued but unpaid compensation and expense reimbursements within 30 days of the termination date.

In addition, any deterioration in the perception of CNL could result in an adverse effect on our ability to dispose of assets and to obtain financing from third parties on favorable terms.

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

With respect to the primarily engaged test, we and our operating partnership will be holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority owned subsidiaries of our operating partnership, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate related assets.

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

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the Commission or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current Commission staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the Commission issued a concept release indicating that the Commission and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

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

When we launched our initial public offering on March 2, 2016, we contemplated that within five to seven years from the that time we would begin to explore and evaluate various strategic options to provide our stockholders with liquidity of their investment, either in whole or in part.  Since that time, on August 31, 2018, our board of directors terminated our ongoing public offering effective as of October 1, 2018, ceased authorizing stock dividends, suspended our distribution reinvestment plan effective as of October 1, 2018, suspended our Redemption Plan effective as of October 1, 2018, and appointed a Special Committee to consider strategic alternatives. Strategic alternatives may include, but are not limited to the sale of the company or its assets and distribution of net sale proceeds to shareholders, or a merger or other transaction with a third party or parties.   We cannot offer any assurances as to when, whether, or what sort of strategic alternatives may be achieved.  In addition, while it is possible that strategic alternatives could provide liquidity for our stockholders, our Special Committee is not required to pursue strategic alternatives that provide liquidity for our stockholders.

Further, we are not required, by our charter or otherwise, to pursue a liquidity event or any transaction to provide liquidity to our stockholders. For example, we may transition the company to a perpetual net asset value REIT or fund. If our board of directors determines to pursue a liquidity event, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on stockholders that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity event or delay such a transaction due to market conditions, our common stock may continue to be illiquid and investors may, for an indefinite period of time, be unable to convert investor shares to cash easily, if at all, and could suffer losses on an investment in our shares.

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

Our interested director, Stephen H. Mauldin, is also an officer and director of our advisor and other affiliated entities and may experience conflicts of interest in managing us because he also has management responsibilities for other companies including a company, CNL Healthcare Properties, Inc., that may invest in some of the same types of assets in which we may invest.  Substantially all of the other companies that he works for are affiliates of us and/or our advisor.  For these reasons, Mr. Mauldin shares his management time and services among those companies and us, will not devote all of his attention to us and could take actions that are more favorable to the other companies than to us.

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

Our advisor, its affiliates and their and our executive officers will face conflicts of interest relating to the management of our business and that of CNL Healthcare Properties, Inc., and such conflicts may not be resolved in our favor.

Our sponsor has one other public, non-traded real estate investment program that has investment objectives similar to ours, CNL Healthcare Properties, Inc., which is managed by the same executive officers as us and invests in properties in the seniors housing, medical office building, acute care and post-acute care facility sectors. Like us, CNL Healthcare Properties, Inc. has also formed a special committee to evaluate strategic alternatives.  As a result, we will be considering strategic alternatives at the same time as CNL Healthcare Properties, Inc. is considering strategic alternatives.  It is possible that we and CNL Healthcare Properties, Inc. could compete against each other for a transaction with a third party, could enter into a transaction together or be on opposite sides on a transaction, all of which would create conflict of interests for our affiliates and their and our executive officers.  For this reason, both we and CNL Healthcare Properties, Inc. have created special committees of our respective independent directors to independently evaluate and negotiate strategic alternatives to the extent they involve conflicts with CNL Healthcare Properties, Inc. or other CNL affiliates.

Our advisor and its affiliates, including all of our executive officers and affiliated directors, will face conflicts of interest as a result of their compensation arrangements with us, which could result in actions that are not in the best interest of our stockholders.

We pay our advisor and its affiliates substantial fees. These fees could influence their advice to us, as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

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
•

borrowings to finance assets, which increase the investment services fees and asset management fees payable to our advisor and which entitle may our advisor or its affiliates to receive other acquisition-related fees if approved by our board of directors, including a majority of our independent directors;

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

If we internalize our management functions, a stockholder’s interest in us could be diluted, we could incur other significant costs associated with being self-managed, we may not be able to retain or replace key personnel and we may have increased exposure to litigation as a result of internalizing our management functions.

We may internalize management functions provided by our advisor and its affiliates. Our board of directors may decide in the future to acquire assets and personnel from our advisor or its affiliates for consideration that would be negotiated at that time. However, as a result of the non-solicitation clause in the advisory agreement, generally the acquisition of advisor personnel would require the prior written consent of our advisor. There can be no assurances that we will be successful in retaining our advisor’s key personnel in the event of an internalization transaction. In the event we acquire our advisor, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could reduce the percentage of our shares owned by persons who purchase shares in our offering and could reduce the net income per share and funds from operations per share attributable to a stockholder’s investment.

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

Additionally, if we internalize our management functions we could have difficulty integrating these functions. Currently, the officers of our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring additional costs and divert our management’s attention from effectively managing our properties and overseeing other real estate related assets.

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

Our advisor sub-contracts with affiliated or unaffiliated service providers for the performance of substantially all of its advisory services. Our advisor will initially engage affiliates of our sponsor to perform certain services on its behalf pursuant to agreements to which we are not a party. As a result, we will not be in privity of contract with any such service provider and, therefore, such service provider will have no direct duties, obligations or liabilities to us. In addition, we will have no right to any indemnification to which our advisor may be entitled under any agreement with a service provider. The service providers our advisor may subcontract with may be insulated from liabilities to us for services they perform, but may have certain liabilities to our advisor. Our advisor has minimal assets with which to remedy liabilities to us resulting under the advisory agreement.

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

Multiple, significant lease terminations in a given year in our medical office building may produce tenant roll concentration and uncertainty as to the future cash flow of a property or portfolio and decrease the value a potential purchaser will pay for one or more properties. There is no guarantee that our medical office building will not have tenant roll concentration, and if such concentration occurs, it could decrease our ability to pay distributions to stockholders and the value of their investment.

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

The impact of a slow economy could adversely affect certain of the properties in which we invest. Although a general downturn in the real estate industry would be expected to adversely affect the value of our properties, a downturn in the seniors housing and medical office building sectors in which we are invested could compound the adverse effect. Recent economic weakness combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with the lack of available debt, could result in our tenants experiencing a decline in financial and operating performance and/or a decline in earnings from our TRS investments.

Further disruptions in the financial markets and deteriorating economic conditions could impact certain of the real estate properties we own and such real estate could experience reduced occupancy levels from that anticipated at the time of our acquisition of such real estate. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurance costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

The inability of seniors to sell their homes could negatively impact occupancy rates, revenues, cash flows and results of operations of the properties we own.

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

The following external factors, as well as other factors beyond our control, may reduce the value of properties that we own, the ability of tenants to pay rent on a timely basis, or at all, the amount of the rent to be paid and the ability of borrowers to make loan payments on time, or at all:

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

Our properties are subject to the risks typically associated with investments in real estate. Such risks include the possibility that our properties will generate operating income, rent and capital appreciation, if any, at rates lower than anticipated or will yield returns lower than those available through other investments. Further, there are other risks by virtue of the fact that our ability to vary our portfolio in response to changes in economic and other conditions will be limited because of the general illiquidity of real estate investments. Income from our properties may be adversely affected by many factors including, but not limited to, an increase in the local supply of properties similar to our properties, newer competing properties, a decrease in the number of people interested in the properties that we own, changes in government regulation, including healthcare regulation, international, national or local economic deterioration, increases in operating costs due to inflation and other factors that may not be offset by increased lease rates and changes in consumer tastes.

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

Multiple property leases with individual tenants increase our risks in the event that such tenants or borrowers become financially impaired.

Defaults by a tenant may continue for some time before we determine that it is in our best interest to evict the tenant or foreclose on the property of the borrower. Tenants may lease more than one property. As a result, a default by, or the financial failure of, a tenant or borrower could cause more than one property to become vacant or be in default or more than one lease or loan to become non performing. Defaults or vacancies can reduce our rental income and funds available for distribution and could decrease the resale value of affected properties until they can be released.

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

Neither we nor our advisor has any established financing sources. We establish capital reserves on a property by property basis, as we deem appropriate to fund anticipated capital improvements. If we do not have enough capital reserves to supply needed funds for capital improvements throughout the life of our investment in a property and there is insufficient cash available from our operations or from other sources, we may be required to defer necessary improvements to a property. This may result in decreased cash flow and reductions in property values. If our reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. There can be no guarantee that these sources will be available to us. Accordingly, in the event that we develop a need for additional capital in the future for the maintenance or improvement of our properties or for any other reason, we have not identified any established sources for such funding, and we cannot assure investors that such sources of funding will be available to us for potential capital needs in the future.

Increased competition for residents or patients may reduce the ability of certain of our operators to make scheduled rent payments to us or affect our operating results.

The types of properties in which we invest are expected to face competition for residents or patients from other similar properties, both locally and nationally. For example, competing seniors housing properties may be located near the seniors housing properties we own. Any decrease in revenues due to such competition at any of our properties may adversely affect our operators’ ability to make scheduled rent payments to us and with respect to certain of our seniors housing properties leased to TRS entities, may adversely affect our operating results of those properties.

Lack of diversification of our properties may increase our exposure to the risks of adverse economic conditions as to particular asset classes and property categories within asset classes.

Since our assets consist of two seniors housing communities and a medical office building, an economic downturn in such asset categories could have an adverse effect on our results of operations and financial condition.

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

Our properties may be subject to unknown or contingent liabilities which could cause us to incur substantial costs.

Our properties may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under transaction agreements related to our acquisition of seniors housing and healthcare properties do not survive the closing of the transactions. While we will generally require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on indemnifiable losses. There is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

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

Costs to seniors associated with certain types of the seniors housing properties are not reimbursable under government reimbursement programs such as Medicaid and Medicare. Substantially all of the resident fee revenues generated by our properties are derived from private payment sources consisting of income or assets of residents or their family members. Only seniors with income or assets meeting or exceeding certain standards can typically afford to pay our daily resident and service fees and, in some cases, entrance fees. Economic downturns such as the one recently experienced in the United States, reductions or declining growth of government entitlement programs, such as social security benefits, or stock market volatility could adversely affect the ability of seniors to afford the fees for our seniors housing properties. If our tenants or managers are unable to attract and retain seniors with sufficient income, assets or other resources required to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations for these properties could decline, which, in turn, could have a material adverse effect on our business.

Significant legal actions brought against the tenants or managers of our seniors housing properties could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us.

The tenants or managers of our seniors housing properties may be subject to claims that their services have resulted in resident injury or other adverse effects. The insurance coverage that is maintained by such tenants or managers, whether through commercial insurance or self-insurance, may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to our tenants or managers due to state law prohibitions or limitations of availability. As a result, the tenants or managers of our healthcare properties operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. From time to time, there may also be increases in government investigations of long term care providers, as well as increases in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or government investigation could lead to potential termination from government programs, large penalties and fines and otherwise have a material adverse effect on a facility operator’s financial condition. If a tenant or manager is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant or manager is required to pay uninsured punitive damages, or if a tenant or manager is subject to an uninsurable government enforcement action, the tenant or manager could be exposed to substantial additional liabilities, which could result in our bankruptcy or insolvency or have a material adverse effect on a tenant’s or manager’s business and its ability to meet its obligations to us.

Moreover, advocacy groups that monitor the quality of care at seniors housing properties have sued facility operators and demanded that state and federal legislators enhance their oversight of trends in seniors housing property ownership and quality of care. Patients have also sued operators of seniors housing properties and have, in certain cases, succeeded in winning very large damage awards for alleged abuses. This litigation and potential future litigation may materially increase the costs incurred by the tenants and managers of our properties for monitoring and reporting quality of care compliance. In addition, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare properties continues. Increased costs could limit the ability of the tenants and managers of our properties to meet their obligations to us, potentially decreasing our revenue and increasing our collection and litigation costs. To the extent we are required to remove or replace a manager, our revenue from the affected facility could be reduced or eliminated for an extended period of time.

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

We are exposed to various operational risks, liabilities and claims with respect to our seniors housing properties that may adversely affect our ability to generate revenues and/or increase our costs.

Through our ownership of seniors housing properties, we are exposed to various operational risks, liabilities and claims with respect to our properties in addition to those generally applicable to ownership of real property. These risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), rent control regulations and increases in labor costs (as a result of unionization or otherwise) and services. Any one or a combination of these factors, together with other market and business conditions beyond our control, could result in operating deficiencies at our seniors housing properties, which could have a material adverse effect on our facility operators’ results of operations and their ability to meet their obligations to us and operate the properties effectively and efficiently, which in turn could adversely affect us.

Unanticipated expenses and insufficient demand for healthcare properties could adversely affect our profitability.

Potential customers may not be familiar with the benefits of, and care provided by, that our properties. As a result, we may have to incur costs relating to the opening, operation and promotion of such properties, adversely affecting the results of operations of such properties as compared to those properties that are better known.

Our failure or the failure of the tenants and managers of our properties to comply with licensing and certification requirements, the requirements of governmental programs, fraud and abuse regulations or new legislative developments may materially adversely affect the operations of our seniors housing properties.

The operations of our seniors housing properties are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of certain revenue sources until all licensure or certification issues have been resolved. Properties may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. State laws may require compliance with extensive standards governing operations and agencies administering those laws regularly inspect such properties and investigate complaints. Failure to comply with all regulatory requirements could result in the loss of the ability to provide or bill and receive payment for healthcare services at our seniors housing, acute care and post-acute care properties. Additionally, transfers of operations of certain facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate. We have no direct control over the tenant’s or manager’s ability to meet regulatory requirements and failure to comply with these laws, regulations and requirements may materially adversely affect the operations of these properties.

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

We seek to build relationships with seniors housing operators upon whom we will depend to market our facilities to potential residents and healthcare providers whose referral practices can impact the choices seniors make with respect to their housing. If our operators are unable to successfully cultivate and maintain strong relationships with these community organizations and other healthcare providers, occupancy rates at our facilities could decline, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to investors.

We cannot predict what the effect of new healthcare reform laws or other healthcare proposals would be on those of our properties offering healthcare services and, thus, our business.

Healthcare, including the seniors housing and medical office building sectors, remains a dynamic, evolving industry.  On March 23, 2010, the Patient Protection and Affordable Care Act of 2010 (“Affordable Care Act”) was enacted and on March 30, 2010, the Health Care and Education Reconciliation Act was enacted, which in part modified the Affordable Care Act (collectively, the “Healthcare Reform Laws”).  Together, the Healthcare Reform Laws serve as the primary vehicle for comprehensive healthcare reform in the U.S.  The Healthcare Reform Laws were intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed.  Efforts by the presidential administration and certain members of Congress to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation in 2017, including a successful repeal of the individual shared responsibility penalty of the Health Reform Laws, effective for 2019, have cast considerable uncertainty on the future of the Healthcare Reform Laws.  There is uncertainty regarding whether, when, and how the Healthcare Reform Laws will be changed, though we anticipate that Congress or the U.S. Department of Health and Human Services will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting additional fundamental changes in the health care system.  At this time, the effects of the legislation and its impact on our business are not yet known.  Our business could be materially and adversely affected by the Healthcare Reform Laws and further governmental initiatives undertaken pursuant to the Healthcare Reform Laws.

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

Termination of resident lease agreements could adversely affect our revenues and earnings for seniors housing properties providing assisted living services.

Applicable regulations governing assisted living properties generally require written resident lease agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident lease agreement for any reason on reasonable notice or upon the death of the resident. The operators of seniors housing properties cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements with terms of up to one year or longer. In addition, the resident turnover rate in our properties may be difficult to predict. If a large number of resident lease agreements terminate at or around the same time, and if our units remained unoccupied, then our tenant’s ability to make scheduled rent payments to us or, with respect to certain of our seniors housing properties, to TRS entities, our operating results, our revenues and our earnings could be adversely affected.

Our medical office building may be unable to compete successfully.

Our medical office building faces competition from nearby hospitals and other medical office buildings that provide comparable services. Some of those competing properties may be owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our property.

Similarly, our tenants in our medical office building may face competition from other medical practices in nearby hospitals and other medical properties. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues.

Any reduction in rental revenues resulting from the inability of our medical office building and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Some tenants of medical office buildings are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

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

Our tenants may generally be subject to risks associated with the employment of unionized personnel for our seniors housing and medical office building properties.

From time to time, the operations of any seniors housing and medical office building properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We or our tenants may also incur increased legal costs and indirect labor costs as a result of such disruptions, or contract disputes or other events. One or more of our tenants or our third party managers operating some of these types of properties may be targeted by union actions or adversely impacted by the disruption caused by organizing activities. Significant adverse disruptions caused by union activities and/or increased costs affiliated with such activities could materially and adversely affect our operations and the financial condition of the seniors housing properties we own through a TRS and affect the operating income of our tenants for those properties we lease to third parties.

Our seniors housing properties may not be readily adaptable to other uses.

Seniors housing properties are specific use properties that have limited alternative uses. Therefore, if the operations of any of our seniors housing properties become unprofitable for our tenant or operator or for us due to industry competition, a general deterioration of the applicable industry or otherwise, then we may have great difficulty re leasing the property or developing an alternative use for the property and the liquidation value of the property may be substantially less than would be the case if the property were readily adaptable to other uses. Should any of these events occur, our income and cash available for distribution and the value of our property portfolio could be reduced.

We do not control the management of our properties.

In order to qualify as a REIT for federal income tax purposes, we do not operate our two seniors housing communities and medical office building or participate in the decisions affecting their daily operations. Our success, therefore, will depend on our ability to select qualified and creditworthy tenants or managers who can effectively manage and operate the properties. Our tenants and managers will be responsible for maintenance and other day to day management of the properties or will enter into agreements with third party operators. Our financial condition will be dependent on the ability of third party tenants and/or managers to operate the properties successfully. We generally enter into leasing agreements with tenants and management agreements with managers having substantial prior experience in the operation of the type of property being rented or managed; however, there can be no assurance that we will be able to make such arrangements. If our tenants or third party managers are unable to operate the properties successfully or if we select unqualified managers, then such tenants and managers might not have sufficient revenue to be able to pay our rent, which could adversely affect our financial condition.

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

Operations at certain of our properties may involve the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as herbicides, pesticides, fertilizers, motor oil, waste motor oil and filters, transmission fluid, antifreeze, Freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, diesel fuels and sewage. Accordingly, the operations of certain properties we own are subject to regulation by federal, state, and local authorities establishing health and environmental quality standards. In addition, certain of our properties may maintain and operate underground storage tanks (“USTs”) for the storage of various petroleum products. USTs are generally subject to federal, state, and local laws and regulations that require testing and upgrading of USTs and the remediation of contaminated soils and groundwater resulting from leaking USTs.

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

We cannot be sure that all environmental liabilities associated with the properties that we own will have been identified or that no prior owner, operator or current occupant will have created an environmental condition not known to us. Moreover, we cannot be sure that: (i) future laws, ordinances or regulations will not impose any material environmental liability on us; or (ii) the environmental condition of the properties that we may own from time to time will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of USTs), or by third parties unrelated to us. Environmental liabilities that we may incur could have an adverse effect on our financial condition, results of operations and ability to pay distributions.

In addition to the risks associated with potential environmental liabilities discussed above, compliance with environmental laws and regulations that govern our properties may require expenditures and modifications of development plans and operations that could have a detrimental effect on the operations of the properties and our financial condition, results of operations and ability to pay distributions to our stockholders. There can be no assurance that the application of environmental laws, regulations or policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on any property we may own.

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

Legislation and government regulation may adversely affect the development and operations of properties we own.

In addition to being subject to environmental laws and regulations, certain of the development plans and operations conducted or to be conducted on properties we own require permits, licenses and approvals from certain federal, state and local authorities. Material permits, licenses or approvals may be terminated, not renewed or renewed on terms or interpreted in ways that are materially less favorable to the properties we purchase. Furthermore, laws and regulations that we or our operators are subject to may change in ways that are difficult to predict. There can be no assurance that the application of laws, regulations or policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on any property we may own, the operations of such property and the amount of rent we receive from the tenant of such property.

We may be unable to obtain desirable types of insurance coverage at a reasonable cost, if at all, and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.

We may not be able either to obtain desirable types of insurance coverage, such as terrorism, earthquake, flood, hurricane and pollution or environmental matter insurance, or to obtain such coverage at a reasonable cost in the future, and this risk may limit our ability to finance or refinance debt secured by our prosperities. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. We may not be able to obtain insurance coverage at reasonable rates due to high premium and/or deductible amounts. As a result, our cash flows could be adversely impacted due to these higher costs, which would adversely affect our ability to pay distributions to our stockholders.

Uninsured losses or losses in excess of insured limits could result in the loss or substantial impairment of one or more of our investments.

The nature of the activities at certain of our properties will expose us, our tenants and our operators to potential liability for personal injuries and, with respect to certain types of properties, may expose us to property damage claims. We maintain, and require our tenants and operators to maintain, insurance with respect to each of our properties that tenants lease or operate, including comprehensive liability, fire, flood and extended coverage insurance. There are, however, certain types of losses (such as from hurricanes, floods, earthquakes or terrorist attacks) that may be either uninsurable or not economically feasible to insure. Furthermore, an insurance provider could elect to deny or limit coverage under a claim. Should an uninsured loss or loss in excess of insured limits occur, we could lose all or a portion of our anticipated revenue stream from the affected property, as well as all or a portion of our invested capital. Accordingly, if we, as landlord, incur any liability which is not fully covered by insurance, we would be liable for the uninsured amounts, cash available for distributions to stockholders may be reduced and the value of our assets may decrease significantly. In the case of an insurance loss, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

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

Because not all REITs calculate modified funds from operations (“MFFO”) the same way, our use of MFFO may not provide meaningful comparisons with other REITs.

We use MFFO in order to evaluate our performance against other publicly registered, non-listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. Although we calculate our MFFO in compliance with the Investment Program Association Practice Guideline 2010-01   Supplemental Performance Measure for Publicly Registered, Non Listed REITs: Modified Funds From Operations, effective November 2, 2010, not all REITs calculate MFFO the same way. If REITs use different methods of calculating MFFO, it may not be possible for investors to meaningfully compare our performance to other REITs.

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

We elected and qualified to be taxed as a REIT commencing with our taxable year ending December 31, 2017.  However, we may terminate our REIT qualification if our board of directors determines that not continuing to qualify as a REIT is in our best interests. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

Even if we remain qualified and maintain our status as a REIT, in certain circumstances we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.

Even if we remain qualified and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed taxable income. We also may be subject to state and local taxes on our income, property or net worth, including franchise, payroll and transfer taxes, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

Early investors may receive tax benefits from our election to accelerate depreciation expense deductions of certain components of our investments, including land improvements and fixtures, which later investors may not benefit from.

For U.S. federal income tax purposes, distributions received, including distributions that are reinvested pursuant to our distribution reinvestment plan, by our investors generally will be considered ordinary dividends to the extent that the distributions are paid out of our current and accumulated earnings and profits (excluding distributions of amounts either attributable to income subject to corporate level taxation or designated as a capital gain dividend). However, depreciation expenses, among other deductible items, reduce taxable income and earnings and profits but do not reduce cash available for distribution. To the extent that a portion of any distributions to our investors exceed our current and accumulated earnings and profits, that portion will be considered a return of capital (a non-taxable distribution) for U.S. federal income tax purposes up to the amount of their tax basis in their shares (and any excess over their tax basis in their shares will result in capital gain from the deemed disposition of the investors’ shares). The amount of distributions considered a return of capital for U.S. federal income tax purposes will not be subject to tax immediately but will instead reduce the tax basis of our investors’ investments, generally deferring any tax on that portion of the distribution until they sell their shares or we liquidate. Because we may choose to increase depreciation expense deductions in the earlier years after acquisition of an asset, for U.S. federal income tax purposes, of certain components of our investments, including land improvements and fixtures through the use of cost segregation studies, our early investors may benefit to the extent that increased depreciation causes all or a portion of the distributions they receive to be considered a return of capital for U.S. federal income tax purposes thereby deferring tax on those distributions, while later investors may not benefit to the extent that the depreciation of these components has already been deducted.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forego otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

In order to qualify as a REIT, we must make aggregate annual distributions (other than capital gain dividends) to our stockholders of at least 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with generally accepted accounting principles (“GAAP”)), determined without regard to the deduction for dividends paid. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.

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

A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for taxable years ending prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, a 100% excise tax may be imposed on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce our stockholders’ anticipated return from an investment in us.

Distributions that we make to our taxable stockholders to the extent of our current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income provided, certain individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective federal income tax rate on such dividends. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from non REIT corporations, such as our TRSs, or (3) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate and are generally taxable at ordinary income tax rates.  Individuals, however, may be able to deduct 20% of income received as ordinary REIT dividends subject to certain holding period requirements, thus reducing the maximum effective federal income tax rate on such dividends. Although this does not adversely affect the taxation of REITs or the amount of dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates and the availability of the 20% deduction could be changed in future legislation.

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

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations.

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

Risks Related to Investments by Tax Exempt Entities and Benefit Plans Subject to the Employee Retirement Income Security Act of 1974 (“ERISA”)

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

As of December 31, 2018, we had investments in three real estate investment properties.  The following table sets forth details on our consolidated healthcare investment portfolio by asset class:

Name	Structure	Date Acquired	Encumbrance (in millions)	Purchase Price (in millions)
Medical Office (1)
Mid America Surgery Institute	Leased	12/27/2017	$5.6	$14.0
Overland Park, KS ("Kansas City")
Seniors Housing
Summer Vista Assisted Living	RIDEA	3/31/2017	13.9	21.4
Pensacola, FL
The Crossings at Riverview	RIDEA	8/31/2018	5.0	24.3
Riverview, FL ("Tampa")
			$24.5	$59.7

FOOTNOTE:

(1)

As described above in Item 1. “Business” – “Strategic Alternatives,” we committed to a plan to sell our MOB property and, in March 2019, we entered into a Sale Agreement with a subsidiary of HCP, Inc. related to the MOB Sale for a gross sales price of $15.4 million, subject to certain pro-rations and other adjustments as described in the Sale Agreement.

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

Our board of directors has adopted a valuation policy substantially consistent with the IPA Valuation Guideline.  The valuation process used by our Valuation Committee and our board of directors to determine the estimated NAV per share was designed to follow recommendations in the IPA Valuation Guideline and our valuation policy.

During the year ended December 31, 2018, our board of directors initiated a process to estimate the Company’s NAV per share as of December 31, 2018 (“Valuation Date”) and engaged Stanger to provide a report containing, among other things, a range for the estimated NAV per share of our common stock as of the Valuation Date (“Valuation Report”).  The engagement of Stanger was based on a number of factors including Stanger’s experience in the valuation of assets similar to those we own.  Upon receipt of the Valuation Report from Stanger, which contained, among other information, a range for the estimated NAV per share of our common stock, the Valuation Committee considered the reasonableness of the range of per share values in order to make a recommendation to our board of directors.  On March 13, 2019, our board of directors accepted the recommendation of our Valuation Committee and approved an estimated 2018 NAV of $9.92, which is net of transaction costs.

For additional information on the determination of our estimated NAV, please refer to our Current Report on Form 8-K filed with the SEC on March 19, 2019.

Stockholder Information

As of December 31, 2018, we had 944 stockholders of record.  The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Distributions

The payment of distributions is a significant use of cash.  Through the close of our Offering, which was effective October 1, 2018, our primary source of capital for the payment of distributions was proceeds from our Offering with the remainder being sourced from cash flows provided by operating activities.  We suspended our Reinvestment Plan and discontinued our stock dividends concurrently. As a result of suspending our Reinvestment Plan, the amount of cash required to fund distributions was no longer offset by additional offering proceeds from Reinvestment Plan shares.  In connection with our strategic alternatives discussed above in Item 1. “Business” – “Strategic Alternatives,” our board of directors suspended our monthly cash distributions to stockholders effective April 1, 2019.  Accordingly, our board of directors does not currently intend to declare any regular distributions to stockholders after the effective date of the suspension, though special distributions may be made from time to time from net sales proceeds received from the sale of properties.

Distributions to our stockholders are governed by the provisions of our articles of incorporation. The amount of distributions declared to our stockholders (if any) was determined by our board of directors and was dependent on a number of factors, including:

•

sources of cash available for distribution such as current year and inception to date cumulative cash flows from operating activities, Funds from Operations (“FFO”) and MFFO, as well as, expected future long-term stabilized cash flows, FFO and MFFO;

•	the proportion of distributions paid in cash, and through October 2018, amounts being invested through our Reinvestment Plan;
•	limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and
•	other factors, including but not limited to, the avoidance of distribution volatility, evaluation of strategic alternatives, capital requirements, the general economic environment and other factors.

The table in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presents total cash distributions declared and issued, including distributions reinvested in additional shares through our Reinvestment Plan, which was suspended in October 2018, and cash flows from operating activities for each quarter in the years ended December 31, 2018, 2017 and 2016.

The following details the historical net investment value (“NIV”) or NAV per share, our monthly cash distributions, before class-specific expenses, and stock dividends per share:

Periods	NIV or NAV per Share (1)	Reinvestment Plan Price per Share	Monthly Cash Distributions	Monthly Stock Dividends
July 10, 2015 through September 15, 2017	$10.00	$10.00	$0.0350	0.00188125
September 16, 2017 through March 13, 2018	$10.00	$10.00	$0.0480	0.00100625
March 14, 2018 through March 12, 2019	$10.06	$(2)	$0.0480	(2)
March 13, 2019 through the date of this filing	$9.92	$—	$(3)	—

FOOTNOTES:

(1)	Price per share represents the NIV through September 15, 2017. Subsequently, price per share represents the estimated NAV per share as determined by our board of directors.
(2)

We closed our Offering and suspended our Reinvestment Plan effective October 1, 2018. We also discontinued stock dividends concurrently.  From March 14, 2018 through October 1, 2018, the Reinvestment Plan price per share was $10 and the monthly stock dividends were 0.00100625 per share. As a consequence of suspending the Reinvestment Plan in October 2018, stockholders who were participants in the Reinvestment Plan received cash distributions instead of additional shares of our common stock.

(3)	In connection with our exploration of possible strategic alternatives, in March 2019, our board of directors suspended our monthly cash distributions to stockholders effective April 1, 2019.

The tax composition of our distributions declared for the years ended December 31, 2018, 2017 and 2016 were as follows:

	December 31,
Distribution Type	2018	2017	2016
Return of capital	100.0%	100.0%	100.0%

Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2018 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2019.  No amounts distributed to stockholders for the year ended December 31, 2018 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.  In determining the apportionment between taxable income and return of capital, the amounts distributed to stockholders (other than amounts designated as capital gains dividends) in excess of current or accumulated earnings and profits (“E&P”) are treated as a return of capital to the stockholders.  E&P is a statutory calculation which is derived from net income and determined in accordance with the Code.  It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders.

Redemption Plan

In connection with the termination of our Offering and our board of directors’ decision to consider possible strategic alternatives available to us, our Redemption Plan was suspended effective October 1, 2018 and we no longer accept or process any redemption requests received after such date.  During the year ended December 31, 2018, we processed and paid all eligible redemption requests of approximately $0.4 million, which were approved for redemption at a weighted average price per share of $10.06 and includes approximately $0.3 million of shares raised through our Private Placement.  There were no redemptions for the year ended December 31, 2017.

The following tables present a summary by quarter of requests received and shares redeemed pursuant to our stock redemption plan during the year ended December 31, 2018 (in thousands, except per share data):

2018 Quarters	First	Second	Third	Fourth	Total
Redemptions requested	2,538	12,614	3,298	25,970	44,420
Shares redeemed	(2,538)	(12,614)	(3,298)	(25,970)	(44,420)
Pending redemption requests	―	―	―	―	―
Average price paid per share	$10.00	$10.06	$10.06	$10.06	$10.06

Issuer Purchases of Equity Securities

In connection with the formation of the Special Committee and the termination of the Offering, the Redemption Plan was suspended and we will no longer accept or process any redemption requests.  The following table presents details regarding our repurchase of securities under our redemption plan between October 1, 2018 and October 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the plan	Maximum number of shares that may yet be purchased under the plan
October 1, 2018 through October 31, 2018	25,970	$10.06	25,970	(1)
Total	25,970	$10.06	25,970

FOOTNOTE:

(1)	The Redemption Plan was suspended as described above. At no time did the number of shares redeemed exceed the maximum five percent limitation in a rolling 12-month period.

Use of Proceeds from Registered Securities

On March 2, 2016, our Registration Statement on Form S-11 (File No. 333-206017), covering a public offering of up to $2.0 billion shares of common stock, was initially declared effective under the Securities Act of 1933, as amended.  Our Primary Offering closed effective October 1, 2018 and was conducted on a “best efforts” basis wherein we offered, in any combination, three classes of our common stock: Class A shares, Class T shares and Class I shares.  There were differing selling fees and commissions for each class of common stock.  We also paid annual distribution and stockholder servicing fees, subject to certain underwriting compensation limits, on the Class T and Class I shares sold in the Primary Offering. The use of proceeds from our Primary Offering was as follows as of December 31, 2018 (in thousands):

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,750,000
Shares sold (3)	4,715

Aggregate amount sold (3)	$49,479
Payment of underwriting compensation (4)	(2,257)	$(2,257)	$	―
Net offering proceeds to the issuer	47,222
Purchases of real estate and development costs	(32,783)	―		(32,783)
Payment of investment services fees and acquisition expenses	(1,727)	(1,382)		(345)
Payment of capital expenditures	(236)	―		(236)
Redemptions of common stock	(447)	―		(447)
Payment of operating expenses(5)	(295)	―		(295)
Repayments of mortgages and notes payable(5)	(2,421)	―		(2,421)
Distributions to stockholders (5)	(1,055)	(346)		(709)
Payment of loan costs	(20)	―		(20)
Remaining proceeds from the Primary Offering	$8,238

FOOTNOTES:

(1)

Represents direct or indirect payments to directors, officers, or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities of the issuer; and to affiliates of the issuer.

(2)	We also offered, in any combination, up to $250 million of Class A, Class T and Class I shares pursuant to our Reinvestment Plan, which was suspended effective October 1, 2018.

(3)

Excludes all shares issued as stock dividends, all shares issued pursuant to our Reinvestment Plan, $200,000 of unregistered shares issued to our Advisor in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act of 1933, as amended, and $251,250 of unregistered equity securities sold in our Private Placement.  In October 2018, we discontinued our stock dividends, suspended our Reinvestment Plan and redeemed all shares of common stock sold pursuant to the Private Placement.

(4)	Underwriting compensation includes selling commissions and fees paid to the Dealer Manager; all or a portion of which may be reallowed to participating broker-dealers.
(5)

We have and may continue to pay cash distributions, debt service and/or operating expenses from remaining net proceeds of our Offering and/or borrowings.  The amounts presented herein represent the net proceeds used for such purposes.

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

The following selected financial data for CNL Healthcare Properties II, Inc. should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” (in thousands, except per share data):

	As of December 31,
Balance Sheet Data:	2018	2017	2016	2015
Total real estate assets, net	$53,573	$31,086	$—	$—
Cash	8,004	12,311	5,977	200
Total assets	67,289	48,354	6,409	200
Mortgages and notes payable, net	24,197	19,533	313	―
Total liabilities	25,624	21,844	576	―
Stockholders' equity	41,665	26,510	5,833	200

	Years Ended December 31,
Operating Data:	2018	2017	2016 (1)	2015
Total revenues	$7,437	$3,309	$—	$—
Operating loss	(693)	(629)	(313)	―
Net loss	(1,805)	(1,317)	(342)	―
Class A common stock (basic and diluted):
Net loss attributable to Class A stockholders	$(661)	$(439)	$(242)	$—
Net loss per share of Class A common stock outstanding	$(0.43)	$(0.74)	$(0.79)	$—
Weighted average number of Class A common shares outstanding (2) (3)	1,547	590	307	―
Distributions declared per Class A common share (4)	$0.5760	$0.5370	$0.1750	$—
Class T common stock (basic and diluted):
Net loss attributable to Class T stockholders	$(1,025)	$(834)	$(91)	$—
Net loss per share of Class T common stock outstanding	$(0.43)	$(0.74)	$(0.79)	$—
Weighted average number of Class T common shares outstanding (2) (3)	2,399	1,122	115	―
Distributions declared per Class T common share (4)	$0.3922	$0.4254	$0.1533	$—
Class I common stock (basic and diluted):
Net loss attributable to Class I stockholders	$(119)	$(44)	$(9)	$—
Net loss per share of Class I common stock outstanding	$(0.43)	$(0.74)	$(0.79)	$—
Weighted average number of Class I common shares outstanding (2) (3)	278	59	11	―
Distributions declared per Class I common share (4)	$0.4375	$0.5026	$0.1750	$—

Cash provided by (used in) operating activities	$152	$45	$(295)	$—
Cash used in investing activities	(25,046)	(35,834)	―	―
Cash provided by financing activities	20,710	41,851	6,455	―

Other Data:
FFO (5)	$500	$(346)	$(342)	$—
MFFO (5)	442	(300)	(340)	―

FOOTNOTES:

(1)

Operations commenced on July 11, 2016 when we broke escrow in our Offering.  We did not acquire any properties during the period July 11, 2016 through December 31, 2016, and the results of operations were not indicative of future performance due to the limited time during which we were operational and having not yet completed our first investment.

(2)

For the purposes of determining the weighted average number of shares of common stock outstanding, stock dividends are treated as if such shares were outstanding as of July 11, 2016 (the date we commenced operations).  For the years ended December 31, 2018, 2017 and 2016, we declared and made stock dividends of approximately 35,000, 22,000 and 3,000 shares of common stock, respectively.  The dividend of common shares to the recipients is non-taxable.  In October 2018, in connection with the close of our Offering, we discontinued our stock dividends.

(3)

In connection with the close of the Offering effective October 1, 2018, we reached certain underwriting compensation limits and each Class T and Class I share automatically converted into a Class A share pursuant to the terms of our charter.  As such, there were no Class T or Class I shares outstanding as of December 31, 2018.

(4)

For the years ended December 31, 2018, 2017 and 2016, our net loss was approximately $1.8 million, $1.3 million and $0.3 million, respectively, while cash distributions declared were approximately $2.1 million, $0.8 million and $57,000, respectively. For the years ended December 31, 2018, 2017 and 2016, approximately 21%, 30% and 0%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 79%, 70% and 100%, respectively, of the distributions declared were considered to be funded with proceeds from our Offering.  For the years ended December 31, 2018, 2017 and 2016, 100.0% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.  No amounts distributed to stockholders for the years ended December 31, 2018, 2017 and 2016 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

(5)

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

For additional disclosures relating to FFO and MFFO, including a reconciliation of net loss to FFO and MFFO, for the years ended December 31, 2018, 2017 and 2016 refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” – “Funds from Operations and Modified Funds from Operations.”

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

We are externally managed and advised by our Advisor, CHP II Advisors, LLC.  Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing acquisitions (through the completion of our acquisition stage in August 2018 as a result of evaluating strategic alternatives, as described below under “Strategic Alternatives”) and dispositions on our behalf pursuant to an advisory agreement.  We broke escrow in our Offering effective July 11, 2016 and commenced operations.

As of December 31, 2018, we owned two seniors housing properties and one MOB.  We have leased our two seniors housing properties to single member limited liability companies wholly-owned by TRS Holdings and engaged independent third-party managers under management agreements to operate the properties as permitted under RIDEA structures; whereas, our medical office building has been leased on a net or modified gross basis to third-party tenants.  We view, manage and evaluate our portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

From July 2016 through October 2018, we received aggregate subscription proceeds of approximately $51.2 million.  In October 2018, we deregistered the unsold shares of common stock under our previous registration statement on Form S-11.

Strategic Alternatives

On August 31, 2018, our board of directors approved the termination of our Offering and the suspension of the Reinvestment Plan, effective October 1, 2018.  We also suspended our Redemption Plan and discontinued our stock dividends concurrently.  Our board of directors appointed a Special Committee comprised solely of our independent board members to oversee the process of exploring strategic alternatives to maximize value for our stockholders, including, without limitation, (i) an orderly disposition of our assets or one or more of our asset classes and the distribution of the net sale proceeds thereof to our stockholders and (ii) a potential business combination or other transaction with an unrelated third-party or affiliated party of our Sponsor.  In January 2019, the Special Committee engaged SunTrust Robinson Humphrey, Inc., an investment banker, to act as a financial advisor to the aforementioned Special Committee and, subsequently, we committed to a plan to sell Mid America Surgery.  Although we have formed the Special Committee for the exploration of strategic alternatives, we are not obligated to enter into any particular transaction or any transaction at all.  In the meantime, we continue to strategically manage and position our portfolio to drive performance and value.

In March 2019, we entered into a Sale Agreement with a subsidiary of HCP, Inc. (NYSE: HCP) related to the MOB Sale for a gross sales price of $15.4 million, subject to certain pro-rations and other adjustments as described in the Sale Agreement.  The parties anticipate that the closing of the MOB Sale will occur in the first half of 2019, subject to a third-party right of first refusal, customary closing conditions, governmental and other third-party consents.  There can be no assurance that the closing conditions will be satisfied or that the MOB Sale will be consummated.  To date, approximately $0.3 million has been placed by the buyer in escrow and an additional $0.3 million is due from the buyer on or before the end of the inspection period on April 5, 2019, at which point a total of $0.6 million will be non-refundable, except for a seller breach or default under the Sale Agreement, and will be applied to the purchase price at closing.  Net proceeds from the MOB Sale will be used to satisfy debt securing Mid America Surgery and the remaining proceeds may be used to make a special distribution to stockholders and/or for general corporate purposes.

In connection with our strategic alternatives, in March 2019, our board of directors suspended our monthly cash distributions to stockholders effective April 1, 2019.  Accordingly, our board of directors does not currently intend to declare any regular distributions to stockholders after the effective date of the suspension, though special distributions may be made from time to time from net sales proceeds received from the sale of properties.  In addition, in March 2019, our board of directors and our Advisor agreed to terminate the Expense Support Agreement effective April 1, 2019.  Any restricted stock shares granted to our Advisor under the Expense Support Agreement shall continue to be held by the Advisor, subject to the vesting and forfeiture provisions of the Expense Support Agreement which survive termination.

Portfolio Trends

We believe that health and medical care will continue to grow rapidly and steadily for two basic reasons—it is an essential human service for an aging demographic and it is heavily supported by the government. These factors may result in healthcare-related property investments potentially experiencing less economic volatility than other sectors. Based on the fundamentals and perceived trends, we have invested in the following types of properties:

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

Medical Office. The increased demand for medical office buildings is also supported by an aging population and increased health insurance coverage.  As Americans 65 years and older have longer life expectancies than in the past, their need for health related services is projected to increase the need for additional healthcare properties. As described further above under “Strategic Alternatives,” in March 2019, we entered into a Sale Agreement for our only MOB property, which we anticipate the closing of the MOB Sale will occur in the first half of 2019, subject to a third-party right of first refusal, customary closing conditions, governmental and other third-party consents.

Liquidity and Capital Resources

General

Through the termination of our Offering and acquisition of our last property during 2018, we were in our offering and acquisition phase and, therefore, our primary sources of capital were proceeds from our Offering and debt financing.  As described above under “Strategic Alternatives,” we began evaluating strategic alternatives to maximize value for our stockholders.

Subsequent to October 2018, our principal demands for funds have been for:

•	the payment of operating expenses;
•	the payment of debt service on our outstanding indebtedness; and
•	the payment of distributions through the suspension of cash distributions effective April 1, 2019.

Through the completion of our acquisition phase in August 2018, we sought to strategically leverage our real estate assets and use debt as a means of providing additional funds for the acquisition of properties.  As of December 31, 2018, all of our debt is unhedged variable rate debt.  We may be negatively impacted by rising interest rates on our unhedged variable rate debt or the timing of when we seek to refinance existing debt.  As of December 31, 2018 and 2017, our debt leverage ratio was approximately 36.0% and 40.4%, respectively, of the aggregate carrying value of our assets.

Sources of Liquidity and Capital Resources

Common Stock Subscriptions

We terminated and closed our Offering effective October 1, 2018.  For the years ended December 31, 2018, 2017 and 2016, we received aggregate subscription proceeds of approximately $18.9 million (1.9 million shares), $24.4 million (2.3 million shares) and $6.4 million (0.6 million shares), respectively, and approximately $0.8 million (80,000 shares), $0.4 million (40,000 shares) and $3,000 (300 shares), respectively, of subscription proceeds received pursuant to our Reinvestment Plan, which was suspended effective October 1, 2018.

Net Cash Provided By (Used In) Operating Activities

We experienced cash provided by operating activities for the years ended December 31, 2018 and 2017 of approximately $0.2 million and $45,000, respectively, as compared to cash used in operating activities of approximately $0.3 million for the year ended December 31, 2016.  During the years ended December 31, 2018 and 2017, our cash flows from operating activities were positively impacted by the expense support received from our Advisor, as described below under “Expense Support

Agreement.”  We generally do not expect to meet future cash needs for general and administrative expenses or debt service from the net operating income (“NOI”) from our two seniors housing properties and from our MOB property, for which we have entered into a Sale Agreement and expect to sell in the first half of 2019, as described above under “Strategic Alternatives.”  We have and may continue to meet some or all of our future cash needs from other sources, such as from cash flows provided by financing activities, a component of which may include the remaining proceeds of our Offering and, to a lesser extent, from net sales proceeds from sales of properties.  As a result of terminating the Expense Support Agreement effective April 1, 2019, as described below under “Expense Support Agreement,” the amount of expense support we receive from our Advisor in 2019 will be limited to the first quarter of 2019.

Expense Support Agreement

As described above in Item 1. “Business” – “Advisor,” in March 2019, our board of directors and our Advisor agreed to terminate the Expense Support Agreement effective April 1, 2019.  During the years ended December 31, 2018 and 2017, pursuant to the Expense Support Agreement, our Advisor agreed to accept payment in the form of forfeitable restricted Class A shares of our common stock (“Restricted Stock”) in lieu of cash for services rendered, applicable asset management fees and specified expenses that we owe to our Advisor under the advisory agreement in the event we do not achieve established distribution coverage targets.  The amount of such expense support is equal to the positive excess, if any, of (a) the aggregate cash distributions paid to stockholders in an applicable period, over (b) our aggregate MFFO (as defined in the Expense Support Agreement) for such period determined on a cumulative basis.  In exchange for services rendered and in consideration of the expense support provided under the Expense Support Agreement, we will issue, within 90 days following the determination date, a number of shares of Restricted Stock equal to the quotient of the expense support amounts provided by our Advisor for the preceding calendar year divided by our then-current NAV per share of common stock.

During the years ended December 31, 2018 and 2017, our cash flows from operating activities were positively impacted by the Expense Support Agreement.  For the years ended December 31, 2018 and 2017, approximately $0.8 million and $0.6 million, respectively, of asset management fees and Advisor personnel expenses will be or have been settled in the form of Restricted Stock pursuant to the Expense Support Agreement.  Any amounts settled, and for which Restricted Stock shares are issued, pursuant to the Expense Support Agreement are permanently settled and we have no further obligation to pay such amounts to our Advisor. There were no asset management fees or Advisor personnel expenses settled pursuant to the Expense Support Agreement for the year ended December 31, 2016.  As a result of terminating the Expense Support Agreement effective April 1, 2019, the amount of expense support we receive from our Advisor in 2019 will be limited to the first quarter of 2019.

Refer to Note 9. “Related Party Arrangements” in Item 8. “Financial Statements and Supplementary Data” for additional information.

Indebtedness

In August 2018, in connection with our acquisition of Riverview, we entered into a secured mortgage loan agreement with Florida Community Bank in the amount of approximately $5.0 million (“Riverview Loan”).  The Riverview Loan matures on August 31, 2023.  The Riverview Loan accrues interest at a rate of the sum of the London Interbank Offered Rate (“LIBOR”) plus 2.25%, with monthly payments of interest only during the initial 24 months, and monthly payments of interest and principal during the remaining months using a 30-year amortization period with the remaining balance payable at maturity.  We may prepay, without penalty, all or any part of the Riverview Loan at any time.

In December 2017, in connection with the Mid America Surgery acquisition, we entered into a secured mortgage loan agreement with Synovus Bank (“Mid America Surgery Loan”) in the maximum aggregate principal amount of $8.4 million, of which approximately $5.6 million was funded in connection with the acquisition of Mid America Surgery and approximately $2.8 million can be funded upon request during the initial 36 month term of the loan provided certain debt service coverage requirements are met.  The Mid America Surgery Loan matures on December 15, 2020, subject to one two-year extension option provided certain conditions are met. The Mid America Surgery Loan accrues interest at a rate equal to the sum of LIBOR plus 2.20%, with monthly payments of interest only during the initial 36 months with the principal balance payable at maturity. We may prepay, without penalty, all or any part of the Mid America Surgery Loan at any time.  As described above under “Strategic Alternatives,” we entered into a Sale Agreement for this property, we expect the sale will occur in the first half of 2019 and we intend to use a portion of the net sales proceeds to repay the secured mortgage loan on this property.

In March 2017, we entered into a secured mortgage loan agreement with Synovus Bank and received approximately $16.1 million of proceeds from this mortgage loan, which were used to fund the acquisition of Summer Vista (“Summer Vista Loan”).  The Summer Vista Loan matures on April 1, 2022, subject to two one-year extension options provided certain conditions are met. The Summer Vista Loan accrues interest at a rate equal to the sum of LIBOR plus 2.85%, with monthly payments of interest only for the first 32 months, and monthly payments of interest and principal for the remaining 28 months using a 30-year amortization period with the remaining principal balance payable at maturity.  In December 2017, we paid the sum of approximately $2.2 million of the original outstanding principal balance of the Summer Vista Loan and as a result, the interest payable on the Summer Vista Loan was reduced to a rate equal to the sum of LIBOR plus 2.70% in accordance with the terms of the Summer Vista Loan.  We may prepay, without a penalty, all or any part of the Summer Vista Loan at any time.

In August 2016, in connection with our Private Placement, we issued promissory notes to each of 125 separate investors for a total principal amount of $0.3 million (each a “Note” and collectively the “Notes”).  The Notes bore interest at a rate of 22.55% per annum, which was payable semi-annually in arrears.  The Notes had an initial maturity of June 30, 2046, but allowed for prepayment without penalty after August 2018.  We repaid the Notes in October 2018 in an effort to reduce our interest expense.

As of December 31, 2018, we were in compliance with all financial covenants and ratios.

Uses of Liquidity and Capital Resources

Real Estate Acquisitions

We completed our acquisition phase during the year ended December 31, 2018 when we purchased Riverview for aggregate purchase price consideration of approximately $24.8 million.  Riverview consists of 92 resident units (62 assisted living and 30 memory care units).  During the year ended December 31, 2017, we acquired our other two properties for aggregate purchase price consideration of approximately $35.8 million.

Underwriting Compensation

From the time we broke escrow through March 2017, we had a maximum combined sales commissions, dealer manager fees and ongoing annual distribution and stockholder servicing fees (“Maximum Underwriting Fees”) payable to the Dealer Manager and participating broker-dealers totaling 9.75% of the gross proceeds for each share class of common stock sold in the Primary Offering.  In March 2017, we entered into an amended and restated dealer manager agreement, which reduced the Maximum Underwriting Fees from 9.75% to 8.5% of the gross proceeds for each share class of common stock sold in the Primary Offering.  The aforementioned reduction to our Maximum Underwriting Fees resulted in a lower amount of commissions and fees being paid to the Dealer Manager through the close of our Offering and provided for increased net proceeds from our Primary Offering to be available for investment.

For the years ended December 31, 2018, 2017 and 2016, we paid approximately $1.1 million, $1.4 million and $0.2 million, respectively, in underwriting compensation.  Under the terms of the Primary Offering, our Dealer Manager was entitled to receive selling commissions, dealer manager fees and/or annual distribution and stockholder servicing fees, which were based on the respective share class of our common stock sold, all or a portion of which could be reallowed to participating broker dealers.

In October 2018, we reached certain underwriting compensation limits and, effective October 31, 2018, each Class T and Class I share automatically converted into a Class A share pursuant to the terms of our charter.  The Class T and Class I shares converted into Class A shares on a one-for-one basis because the then-current estimated NAV per share approved by our board of directors of $10.06 was the same for all share classes.  Stockholders who received Class A shares upon the conversion were no longer subject to the class-specific expenses associated with Class T and Class I shares.  Our obligation to pay the remaining distribution and stockholder servicing fees liability of approximately $1.4 million to the Dealer Manager ceased effective October 31, 2018 upon the conversion of the Class T and Class I shares into Class A Shares.

Distributions

In order to qualify as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities.  To the extent we did not have sufficient cash flows from operations available for distributions, we paid some or all of our cash distributions from sources other than cash flows from operations, such as cash flows provided by financing activities, a component of which included the remaining proceeds of our Offering and/or borrowings, whether collateralized by our assets or unsecured.

We terminated and closed our Offering effective October 1, 2018. We suspended our Reinvestment Plan and discontinued stock dividends concurrently. As a consequence of suspending the Reinvestment Plan, stockholders who were participants in the Reinvestment Plan received cash distributions instead of additional shares of our common stock.

In December 2018, our board of directors declared a monthly cash distribution of $0.0480 on each outstanding share of common stock on January 1, 2019, February 1, 2019 and March 1, 2019.  These distributions were paid and distributed in March 2019.

In March 2019, our board of directors suspended our monthly cash distributions effective April 1, 2019.  Accordingly, our board of directors does not currently intend to declare any regular distributions on our common stock after the effective date of the suspension, though special distributions may be made from time to time from net sales proceeds received from the sale of properties.

The following table details our cash distributions per share and our cash distributions paid, including distribution reinvestments, for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

	Cash Distributions per Share (1)			Cash Distributions Paid (2)
Periods	Class A Share	Class T Share	Class I Share	Cash Distributions Declared	Distribution Reinvestments	Cash Distributions net of Distribution Reinvestments	Cash Flows Provided by (Used in) Operating Activities (3)
2018 Quarters
First	$0.1440	$0.1178	$0.1312	$402	$225	$177	$157
Second	0.1440	0.1175	0.1314	483	283	200	(242)
Third	0.1440	0.1177	0.1310	555	334	221	290
Fourth (4)	0.1440	0.0392	0.0439	672	―	672	(53)
Year	$0.5760	$0.3922	$0.4375	$2,112	$842	$1,270	$152
2017 Quarters
First	$0.1050	$0.0750	$0.1050	$73	$28	$45	$(154)
Second	0.1440	0.1168	0.1337	173	76	97	33
Third	0.1440	0.1169	0.1328	232	114	118	203
Fourth	0.1440	0.1167	0.1311	311	171	140	(37)
Year	$0.5370	$0.4254	$0.5026	$789	$389	$400	$45
2016 Quarters
First	$—	$—	$—	$—	$—	$—	$—
Second	―	―	―	―	―	―	―
Third	0.0700	0.0700	0.0700	20	―	20	(128)
Fourth	0.1050	0.0833	0.1050	37	3	34	(167)
Year	$0.1750	$0.1533	$0.1750	$57	$3	$54	$(295)

FOOTNOTES:

(1)

Our board of directors authorized monthly cash distributions on the outstanding shares of all classes of our common stock, beginning in August 2016 and continuing each month through March 31, 2017, in monthly amounts equal to $0.0350 per share, less class-specific expenses with respect to each class.  Beginning April 1, 2017 and continuing each month through December 31, 2018, monthly cash distributions on the outstanding shares of all classes of our common stock were declared in monthly amounts equal to $0.0480 per share, less class-specific expenses with respect to each class.

(2)

Represents cash distributions declared, the amount of distributions reinvested in additional shares through our Reinvestment Plan and the amount of Offering proceeds used to fund cash distributions.  We suspended our Reinvestment Plan in October 2018.

(3)

For the years ended December 31, 2018, 2017 and 2016, our net loss was approximately $1.8 million, $1.3 million and $0.3 million, respectively, while cash distributions declared were approximately $2.1 million, $0.8 million and $57,000, respectively. For the years ended December 31, 2018, 2017 and 2016, approximately 21%, 30% and 0%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 79%, 70% and 100%, respectively, of the distributions declared were considered to be funded with proceeds from our Offering.  For the years ended December 31, 2018, 2017 and 2016, 100.0% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.

(4)

In connection with the close of our Offering effective October 1, 2018, certain underwriting compensation limits were met and, effective October 31, 2018, each Class T and Class I share automatically converted into a Class A share pursuant to the terms of our charter.  The Class T and Class I shares converted into Class A shares on a one-for-one basis because the most recent estimated NAV per share of $10.06, which was approved by our board of directors as of December 31, 2017, is the same for all share classes.  Effective October 31, 2018, Class T and Class I shares were no longer subject to class specific expenses upon conversion into Class A shares.  As a result of the conversion of Class T shares and Class I shares into Class A shares, which was effective October 31, 2018, there were no distributions made for Class T shares and Class I shares after the October 1, 2018 declaration date.

Common Stock Redemptions

Our Redemption Plan was designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any liquidity event.  In connection with the termination of our Offering and our board of directors’ decision to consider possible strategic alternatives available to us, our Redemption Plan was suspended effective October 1, 2018 and we no longer accept or process any redemption requests received after such date.  During the year ended December 31, 2018, we processed and paid redemption requests of approximately $0.4 million, which were approved for redemption at a weighted average price per share of $10.06 and include approximately $0.3 million of shares raised through our Private Placement.  Such redemptions were funded by proceeds from our Offering.  No redemption requests were made during the years ended December 31, 2017 and 2016.  Refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information.

Debt Repayments

On an ongoing basis, we monitor our debt maturities, engage in dialogues with third-party lenders about various financing scenarios and are currently working and analyzing our overall portfolio borrowings in advance of the respective maturity dates to determine the optimal borrowing strategy.

During the year ended December 31, 2018, we prepaid approximately $0.3 million of Notes, which were previously issued in connection with our Private Placement in August 2016, in an effort to reduce our interest expense as these Notes bore interest at a rate of 22.55% per annum.  The Notes were initially due in 2046, but allowed for prepayment without penalty after August 2018.  During the year ended December 31, 2017, we paid approximately $2.2 million of repayments on our Summer Vista Loan.

Results of Operations

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues and income to be derived from the acquisition and operation of properties and other permitted investments, other than those referred to in the risk factors identified in Item 1A. “Risk Factors.”

The following is a discussion of our operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017:

•

Resident fees and services for the year ended December 31, 2018 were approximately $5.9 million as compared to approximately $3.3 million for the year ended December 31, 2017.  As a result of our seniors housing investment, Summer Vista, being acquired on March 31, 2017, the prior period consisted of nine months of resident fees and services for Summer Vista while the current period included an entire year of resident fees and services for Summer Vista as well as four months of resident fees and services for Riverview, which was acquired on August 31, 2018.

•

Rental income and tenant reimbursements for the year ended December 31, 2018 was approximately $1.5 million and related entirely to our MOB property, Mid America Surgery, which was acquired on December 27, 2017.  There was approximately $19,000 of rental income and tenant reimbursements for the year ended December 31, 2017, which consisted of allocated pro-rations at the Mid America Surgery closing.  As described above under “Strategic Alternatives,” in March 2019, we entered into a Sale Agreement for our MOB property and we anticipate selling the property in the first half of 2019.  We will not receive future rental income and tenant reimbursements subsequent to the MOB Sale.

•

Property operating expenses were approximately $4.2 million for the year ended December 31, 2018, as compared to approximately $1.9 million for the year ended December 31, 2017.  As a result of our seniors housing investment, Summer Vista, being acquired on March 31, 2017, the prior period consisted of nine months of operating expenses for Summer Vista while the current period included an entire year of operating expenses for Summer Vista as well as four months of operating expenses for Riverview, which was acquired on August 31, 2018.

•

General and administrative expenses for the year ended December 31, 2018 were approximately $1.7 million as compared to $1.3 million for year ended December 31, 2017 and were comprised primarily of directors’ and officers’ insurance, accounting and legal fees, Advisor personnel expenses and board of director fees. However, these Advisor personnel expenses have been or are expected to be settled in the form of restricted stock pursuant to the Expense Support Agreement and as such our general and administrative expenses were reduced by approximately $0.5 million for the year ended December 31, 2018 and approximately $0.4 million for the year ended December 31, 2017.  As a result of terminating the Expense Support Agreement effective April 1, 2019, as described above under “Expense Support Agreement,” the amount of expense support we receive from our Advisor in 2019 will be limited to the first quarter of 2019.

•

Property management fees were approximately $0.4 million for the year ended December 31, 2018 as compared to $0.2 million for the year ended December 31, 2017 and relate entirely to the operations of our three investment properties.  Property management fees increased as a result of our acquisitions on and subsequent to March 31, 2017.  We expect the property management fees to decrease subsequent to the MOB Sale.

•

Acquisition fees and expenses were approximately $0.7 million for the year ended December 31, 2018, as compared to approximately $0.6 million for the year ended December 31, 2017.  Substantially all of the acquisition fees and expenses were capitalized as a component of the cost of the assets acquired and allocated on a relative fair value basis.  As we have completed our acquisition phase, we do not expect to incur acquisition fees in future periods.

•

Asset management fees for the year ended December 31, 2018 were approximately $0.3 million as compared to $0.1 million for the year ended December 31, 2017.  All of these asset management fees have been or are expected to be settled in the form of restricted stock pursuant to the Expense Support Agreement.  Until such time that we meet established distribution coverage targets, our Advisor has agreed to accept payment in the form of restricted stock in lieu of cash.  As a result of terminating the Expense Support Agreement effective April 1, 2019, as described above under “Expense Support Agreement,” the amount of expense support we receive from our Advisor in 2019 will be limited to the first quarter of 2019.  We further expect asset management fees to decrease in 2019 due to the MOB Sale as well as the reduction of the AUM Fee pursuant to the amended and restated advisory agreement.  Refer to Item.1 “Business” – “Advisor” for additional information.

•

Depreciation and amortization expenses were approximately $2.3 million for the year ended December 31, 2018 as compared to approximately $1.0 million for the year ended December 31, 2017 and relate entirely to the operations of our three investment properties.  We expect the depreciation and amortization expenses to decrease subsequent to the MOB Sale in 2019.

•

Interest expense and loan cost amortization for the year ended December 31, 2018 was approximately $1.1 million as compared to approximately $0.6 million for the year ended December 31, 2017.  The increase relates to the Summer Vista and Mid America Surgery loans being outstanding for the entire period in 2018 and four months outstanding for the Riverview Loan; whereas in 2017 interest expenses consisted of three quarters and one day of interest on our Summer Vista Loan as well as the interest on the Notes issued in connection with our Private Placement, which were repaid in October 2018 and we will not incur interest expense on these Notes going forward.  We expect our interest expense and loan cost amortization to further decrease subsequent to the MOB Sale in 2019 because we expect to use a portion of the net sales proceeds to repay the indebtedness relating to our MOB property.

•

Income tax expense for the year ended December 31, 2018 was approximately $800.  For the year ended December 31, 2017, we had income tax expense of approximately $0.1 million.  The income tax expense is related entirely to our TRS and as such the decrease across periods is primarily reflective of the acquisition of our second RIDEA property, Riverview, on August 31, 2018, which has a lower occupancy average than Summer Vista and as a result our TRS had lower taxable income.

The following is a discussion of our operations for the year ended December 31, 2017 as compared to 2016:

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

•

Resident fees and services, property operating expenses, and property management fees for the year ended December 31, 2017 were related entirely to our operation of Summer Vista, which was acquired on March 31, 2017.  There were no resident fees and services, property operating expenses, or property management fees for the year ended December 31, 2016.

•

Rental income and tenant reimbursements for the year ended December 31, 2017 were related entirely to our Mid America Surgery property, which was acquired on December 27, 2017.  There was no rental income and tenant reimbursements for the year ended December 31, 2016.

•

General and administrative expenses for the year ended December 31, 2017 were approximately $1.3 million, as compared to approximately $0.3 million for 2016, and were comprised primarily of directors’ and officers’ insurance, accounting and legal fees, Advisor personnel expenses and board of director fees. However, approximately $0.4 million of these Advisor personnel expenses were to be settled in the form of restricted stock pursuant to the Expense Support Agreement and as such our general and administrative expenses were reduced by approximately $0.4 million for the year ended December 31, 2017.

•

We incurred asset management fees payable to our Advisor for the year ended December 31, 2017 of approximately $0.1 million.  These asset management fees were to be settled in the form of restricted stock pursuant to the Expense Support Agreement and as such no asset management fees were recognized for the year ended December 31, 2017.  There was no asset management fees incurred for the year ended December 31, 2016.

•

Depreciation and amortization expenses were approximately $1.0 million for the year ended December 31, 2017 and related to the acquisition of Summer Vista.  There was no depreciation and amortization expenses incurred for the year ended December 31, 2016.

•

Interest expense and loan cost amortization were approximately $0.6 million for the year ended December 31, 2017, as compared to approximately $30,000 for the year ended December 31, 2016, and related to our Summer Vista Loan as well as the Notes issued in connection with our Private Placement.

•	Income tax expense was approximately $0.1 million for the year ended December 31, 2017 related to operations at our TRS. There was no tax expense incurred for the year ended December 31, 2016.

Net Operating Income

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

The chart below reconciles our net loss and NOI for the years ended December 31, 2018 and 2017 (in thousands) and illustrates the amount invested in properties as of December 31, 2018 and 2017 (in millions):

	Years Ended
	December 31,		Change
	2018	2017	$	%
Net loss	$(1,805)	$(1,317)
Adjusted to exclude:
General and administrative expenses	1,212	918
Acquisition fees and expenses	1	―
Depreciation and amortization	2,305	971
Other expenses, net of other income	1,112	590
Income tax expense	1	98
NOI	$2,826	$1,260	$1,566	124.3%
Invested in operating properties, end of period (in millions)	$59.7	$35.4

Overall, our NOI for the year ended December 31, 2018 increased by approximately $1.6 million as compared to the same period in the prior year.  The increase in NOI is related to our acquisition of Riverview in August 2018 and Mid America Surgery, our MOB property, in December 2017 as well as a full year of ownership of Summer Vista, which we acquired in March 2017.  As described above under “Strategic Alternatives,” we committed to a plan to sell our MOB property and, in March 2019, we entered into a Sale Agreement for the MOB Sale and anticipate that the closing will occur in the first half of 2019.

The chart below reconciles our net loss and NOI for the years ended December 31, 2017 and 2016 (in thousands) and illustrates the amount invested in properties as of 2017 and 2016 (in millions):

	Years Ended
	December 31,		Change
	2017	2016	$	%
Net loss	$(1,317)	$(342)
Adjusted to exclude:
General and administrative expenses	918	310
Acquisition fees and expenses	―	2
Depreciation and amortization	971	―
Other expenses, net of other income	590	30
Income tax expense	98	―
NOI	$1,260	$ ―	$1,260	100.0%
Invested in operating properties, end of period (in millions)	$35.4	$ ―

Overall, our NOI for the year ended December 31, 2017 increased by approximately $1.3 million as compared to the same period in the prior year.  The increase in NOI is related to our acquisition of Summer Vista in March 2017 and Mid America Surgery in December 2017.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses for business combinations from a capitalization/depreciation model) to an expensed-as-incurred model that were put into effect in 2009, and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP and accounted for as operating expenses.  Our management believes these fees and expenses do not affect our overall long-term operating performance.  Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation.  While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases.  Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, has standardized a measure known as MFFO which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.  MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended.  We believe that because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we acquired our properties and once our portfolio is in place.  By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after the offering and acquisition phases are complete.  We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

	Years ended December 31,
	2018	2017	2016
Net loss	$ (1,805)	$ (1,317)	$ (342)
Adjustments to reconcile net loss to FFO
Depreciation and amortization	2,305	971	―
Total FFO	500	(346)	(342)
Straight-line rent adjustments (1)	(68)	46	―
Amortization of above and below market intangibles (2)	9	―	―
Acquisition fees and expenses (3)	1	―	2
Total MFFO	$ 442	$ (300)	$ (340)

Class A common stock (basic and diluted):
Weighted average number of Class A common shares outstanding (4)	1,547	590	307
Net loss per share of Class A common stock outstanding	$ (0.43)	$ (0.74)	$ (0.79)
FFO per share of Class A common stock outstanding	$ 0.12	$ (0.19)	$ (0.79)
MFFO per share of Class A common stock outstanding	$ 0.10	$ (0.17)	$ (0.79)

Class T common stock (basic and diluted):
Weighted average number of Class T common shares outstanding(4) (5)	2,399	1,122	115
Net loss per share of Class T common stock outstanding	$ (0.43)	$ (0.74)	$ (0.79)
FFO per share of Class T common stock outstanding	$ 0.12	$ (0.19)	$ (0.79)
MFFO per share of Class T common stock outstanding	$ 0.10	$ (0.17)	$ (0.79)

Class I common stock (basic and diluted):
Weighted average number of Class I common shares outstanding(4) (5)	278	59	11
Net loss per share of Class I common stock outstanding	$ (0.43)	$ (0.74)	$ (0.79)
FFO per share of Class I common stock outstanding	$ 0.12	$ (0.19)	$ (0.79)
MFFO per share of Class I common stock outstanding	$ 0.10	$ (0.17)	$ (0.79)

FOOTNOTES:

(1)

Under GAAP, rental receipts are allocated to periods using various methodologies.  This may result in income recognition that is significantly different than underlying contract terms.  By adjusting for these items (from a GAAP accrual basis in order to reflect such payments on a cash basis of amounts expected to be received for such lease and rental payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(2)

Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO.  However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)

In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment.  By adding back acquisition expenses, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities.  Acquisition expenses include payments to our Advisor or third-parties.  Acquisition expenses for business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss)

from continuing operations, both of which are performance measures under GAAP.  All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.

(4)

For the purposes of determining the weighted average number of shares of common stock outstanding, stock dividends are treated as if such shares were outstanding as of July 11, 2016 (the date we commenced operations).  Effective October 1, 2018, in connection with the close of our Offering, we discontinued our stock dividends.

(5)

In connection with the close of the Offering effective October 1, 2018, we reached certain underwriting compensation limits, and, effective October 31, 2018, each Class T and Class I share automatically converted into a Class A share pursuant to the terms of our charter.  As such, there were no Class T or Class I shares outstanding as of December 31, 2018.

Related-Party Transactions

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, selling commissions, dealer manager fees, asset management fees and reimbursement of operating costs.

Our Advisor and its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to us, including personnel costs, subject to the limitation that, beginning on the earlier of four fiscal quarters (“Expense Year“) after (i) we make our first investment or (ii) six months after the commencement of the Offering, we will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income in any Expense Year unless approved by the independent directors.  For the Expense Year ended December 31, 2018, our total operating expenses were in excess of this limitation by approximately $0.2 million.  As of December 31, 2018, we had received cumulative approvals by our independent directors for total operating expenses in excess of this limitation of approximately $0.9 million.  Our independent directors determined that the higher relationship of operating expenses to average invested assets was justified based on unattained capital raise expectations, which limited the number of investments, and the cost of operating a public company.

As of December 31, 2018, our Advisor had incurred aggregate other organizational and offering expenses of approximately $6.9 million, which are not eligible for reimbursement by us.  These expenses include, but are not limited to, SEC registration fees, FINRA filing fees, printing and mailing expenses, blue sky fees and expenses, legal fees and expenses, accounting fees and expenses, advertising and sales literature, transfer agent fees, due diligence expenses, personnel costs associated with processing investor subscriptions, escrow fees and other administrative expenses of the Offering.

See Item 8. “Financial Statements and Supplemental Data” – Note 9. “Related Party Arrangements” in the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2018.

Contractual Obligations

The following table presents our contractual obligations by payment period as of December 31, 2018 (in thousands):

	Payments Due by Period
	2019	2020-2021	2022-2023	Thereafter	Total
Mortgages and notes payable (principal and interest)	$1,110	$7,990	$19,071	$—	$28,172
	$1,110	$7,990	$19,071	$—	$28,172

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

We may be exposed to financial market risks, specifically changes in interest rates as we have borrowed money to acquire properties.  As of December 31, 2018, all of our debt is unhedged variable rate debt. Our management objectives related to interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve our objectives, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating interest rate protection opportunities through swaps or caps.

The following is a schedule of our variable rate debt maturities for each of the next five years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value (1)
Variable rate debt	$—	$5,788	$249	$13,624	$4,840	$—	$24,500	$24,611
Average interest rate on variable rate debt	LIBOR + 2.70%	LIBOR + 2.22%	LIBOR + 2.59%	LIBOR + 2.70%	LIBOR + 2.25%	―	LIBOR + 2.49%

FOOTNOTE:

(1)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2019, compared to LIBOR rates as of December 31, 2018, would result in fluctuation of interest expense on our variable rate debt of approximately $0.2 million for the year ending December 31, 2019. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on effects of changes in LIBOR does not factor in a potential change in variable rate debt levels or the impact of any LIBOR floors or caps that may exist under the debt arrangements.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CNL Healthcare Properties II, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNL Healthcare Properties II, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Orlando, Florida

March 20, 2019

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2018	2017
Real estate investment properties, net	$53,573,013	$31,085,939
Cash	8,003,576	12,310,920
Intangibles, net	4,983,627	4,653,504
Other assets	495,188	192,423
Restricted cash	233,971	110,999
Total assets	$67,289,375	$48,353,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages and notes payable, net	$24,197,359	$19,532,986
Accounts payable and accrued liabilities	888,816	836,647
Other liabilities	452,063	450,311
Due to related parties	85,902	1,023,909
Total liabilities	25,624,140	21,843,853

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; none issued or outstanding	―	―
Class A Common stock, $0.01 par value per share, 1,200,000,000 shares authorized; 4,899,139 and 808,011 both issued and outstanding, respectively	48,995	8,080
Class T Common stock, $0.01 par value per share, 700,000,000 shares authorized; 0 and 2,049,223 shares both issued and outstanding, respectively	―	20,492
Class I Common stock, $0.01 par value per share, 100,000,000 shares authorized; 0 and 160,490 shares both issued and outstanding, respectively	―	1,605
Capital in excess of par value	48,039,220	28,984,932
Accumulated loss	(3,464,160)	(1,658,977)
Accumulated distributions	(2,958,820)	(846,200)
Total stockholders' equity	41,665,235	26,509,932
Total liabilities and stockholders' equity	$67,289,375	$48,353,785

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017	2016
Revenues:
Resident fees and services	$5,905,098	$3,290,191	$—
Rental income and tenant reimbursements	1,532,218	18,624	―
Total revenues	7,437,316	3,308,815	―

Operating expenses:
Property operating expenses	4,230,905	1,852,057	―
General and administrative expenses	1,211,915	917,700	309,998
Property management fees	381,465	196,632	―
Depreciation and amortization	2,304,728	971,389	―
Acquisition fees and expenses	818	―	2,500
Total operating expenses	8,129,831	3,937,778	312,498

Operating loss	(692,515)	(628,963)	(312,498)

Other income (expense):
Interest and other income	15,819	66	―
Interest expense and loan cost amortization	(1,127,693)	(589,540)	(29,949)
Total other expense	(1,111,874)	(589,474)	(29,949)
Loss before income taxes	(1,804,389)	(1,218,437)	(342,447)
Income tax expense	794	98,093	―
Net loss	$(1,805,183)	$(1,316,530)	$(342,447)

Class A common stock (basic and diluted):
Net loss attributable to Class A stockholders	$(661,345)	$(438,710)	$(242,824)
Net loss per share of Class A common stock outstanding	$(0.43)	$(0.74)	$(0.79)
Weighted average number of Class A common shares outstanding	1,547,449	590,225	306,844
Distributions declared per Class A common share	$0.5760	$0.5370	$0.1750

Class T common stock (basic and diluted):
Net loss attributable to Class T stockholders	$(1,025,147)	$(833,933)	$(91,108)
Net loss per share of Class T common stock outstanding	$(0.43)	$(0.74)	$(0.79)
Weighted average number of Class T common shares outstanding	2,398,691	1,121,944	115,128
Distributions declared per Class T common share	$0.3922	$0.4254	$0.1533

Class I common stock (basic and diluted):
Net loss attributable to Class I stockholders	$(118,691)	$(43,887)	$(8,515)
Net loss per share of Class I common stock outstanding	$(0.43)	$(0.74)	$(0.79)
Weighted average number of Class I common shares outstanding	277,718	59,044	10,760
Distributions declared per Class I common share	$0.4375	$0.5026	$0.1750

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Class A		Class T		Class I		Capital in			Total
	Number	Par	Number	Par	Number	Par	Number	Par	Excess of	Accumulated	Accumulated	Stockholders'
	of Shares	Value	of Shares	Value	of Shares	Value	of Shares	Value	Par Value	Loss	Distributions	Equity
Balance at December 31, 2015	20,000	$200	―	$—	―	$—	―	$—	$199,800	$—	$—	$200,000
Conversion of initial common stock shares	(20,000)	(200)	20,000	200	―	―	―	―	―	―	―	―
Subscriptions received for common stock, including distribution reinvestments	―	―	302,430	3,024	308,138	3,082	8,375	84	6,380,503	―	―	6,386,693
Stock dividends issued	―	―	2,689	27	449	4	79	1	(32)	―	―	―
Stock issuance and offering costs	―	―	―	―	―	―	―	―	(354,130)	―	―	(354,130)
Net loss	―	―	―	―	―	―	―	―	―	(342,447)	―	(342,447)
Cash distributions declared	―	―	―	―	―	―	―	―	―	―	(57,361)	(57,361)
Balance at December 31, 2016	―	$—	325,119	$3,251	308,587	$3,086	8,454	$85	$6,226,141	$(342,447)	$(57,361)	$5,832,755
Subscriptions received for common stock, including distribution reinvestments	―	―	475,217	$4,752	1,727,141	$17,271	151,414	$1,514	$24,802,273	$—	$—	$24,825,810
Stock dividends issued	―	―	7,675	77	13,495	135	622	6	(218)	―	―	―
Stock issuance and offering costs	―	―	―	―	―	―	―	―	(2,043,264)	―	―	(2,043,264)
Net loss	―	―	―	―	―	―	―	―	―	(1,316,530)	―	(1,316,530)
Cash distributions declared	―	―	―	―	―	―	―	―	―	―	(788,839)	(788,839)
Balance at December 31, 2017	―	$—	$808,011	$8,080	2,049,223	$20,492	160,490	$1,605	$28,984,932	$(1,658,977)	$(846,200)	$26,509,932
Subscriptions received for common stock, including distribution reinvestments	―	―	93,664	$941	1,480,250	$14,803	316,664	$3,167	$19,733,531	$—	$—	$19,752,442
Stock dividends issued	―	―	8,021	80	24,541	245	2,696	27	(352)	―	―	―
Redemptions of common stock	―	―	(21,271)	(213)	(14,493)	(145)	(8,657)	(87)	(446,275)	―	―	(446,720)
Conversion of common stock shares	―	―	4,010,714	40,107	(3,539,521)	(35,395)	(471,193)	(4,712)	―	―	―	―
Stock issuance and offering costs	―	―	―	―	―	―	―	―	(232,616)	―	―	(232,616)
Net loss	―	―	―	―	―	―	―	―	―	(1,805,183)	―	(1,805,183)
Cash distributions declared	―	―	―	―	―	―	―	―	―	―	(2,112,620)	(2,112,620)
Balance at December 31, 2018	―	$—	$4,899,139	$48,995	―	$—	―	$—	$48,039,220	$(3,464,160)	$(2,958,820)	$41,665,235

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(1,805,183)	$(1,316,530)	$(342,447)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,304,728	971,389	―
Amortization of loan costs	88,522	33,000	―
Amortization of above and below market intangibles	9,314	―	―
Straight-line rent adjustments	(68,277)	46,175	―
Deferred income tax benefit	(1,426)	(29,107)	―
Changes in operating assets and liabilities:
Other assets	(198,436)	(111,387)	(48,928)
Due to related parties	(111,333)	123,689	73,545
Accounts payable and accrued liabilities	(63,611)	320,659	23,263
Other liabilities	(2,619)	6,622	―
Net cash flows provided by (used in) operating activities	151,679	44,510	(294,567)

Investing activities:
Acquisition of properties	(24,832,472)	(35,779,205)	―
Capital expenditures	(213,241)	(54,785)	―
Net cash used in investing activities	(25,045,713)	(35,833,990)	―

Financing activities:
Subscriptions received for common stock through primary offering	18,909,961	24,437,278	6,132,100
Subscriptions received for common stock through private placement	―	―	251,250
Payment of underwriting compensation	(1,059,290)	(1,383,696)	(184,532)
Payment of cash distributions, net of distribution reinvestments	(1,270,140)	(400,306)	(56,510)
Redemptions of common stock	(446,720)	―	―
Proceeds from mortgages and notes payable	5,000,000	21,650,000	312,500
Repayments on mortgages and notes payable	(312,500)	(2,150,000)
Payment of loan costs	(111,649)	(302,118)	―
Net cash flows provided by financing activities	20,709,662	41,851,158	6,454,808

Net (decrease) increase in cash and restricted cash	(4,184,372)	6,061,678	6,160,241
Cash and restricted cash at beginning of year	12,421,919	6,360,241	200,000
Cash and restricted cash at end of year	$8,237,547	$12,421,919	$6,360,241

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,009,139	$506,787	$29,363
Cash paid during the period for income taxes	$201,550	$300	$—

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Acquisition fees and expenses related to asset acquisition	$—	$6,000	$—
Selling commissions and Dealer Manager fees	$—	$28,150	$12,373
Annual distribution and stockholder servicing fee	$—	$798,525	$154,733
Assumption of liabilities on acquisition of property	$115,779	$530,452	$—

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

1.	Organization

CNL Healthcare Properties II, Inc. is a Maryland corporation that incorporated on July 10, 2015 and elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2017. The Company is sponsored by CNL Financial Group, LLC.

The Company is externally managed and advised by CHP II Advisors, LLC, an affiliate of CNL.  The Advisor provides advisory services to the Company relating to substantially all aspects of its investments and operations, including real estate acquisitions and dispositions, asset management and other operational matters.

On March 2, 2016, pursuant to a registration statement on Form S-11 under the Securities Act of 1933, the Company commenced its Primary Offering of up to $1.75 billion, in any combination, of Class A, Class T and Class I shares of common stock on a “best efforts” basis, which meant that the Dealer Manager, an affiliate of the Sponsor, used its best efforts but was not required to sell any specific amount of shares.  The Company also offered up to $250 million, in any combination, of Class A, Class T and Class I shares pursuant to its Reinvestment Plan.

On August 31, 2018, the Company’s board of directors approved the termination of its Offering and the suspension of its Reinvestment Plan, effective October 1, 2018.  The Company also suspended its Redemption Plan and discontinued its stock dividends concurrently.  In October 2018, the Company deregistered the unsold shares of its common stock under its previous registration statement on Form S-11.  In addition, the Company announced it had formed a Special Committee consisting solely of its independent directors to consider possible strategic alternatives available to the Company, including, without limitation, (i) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (ii) a potential business combination or other transaction with an unrelated third-party or affiliated party of the Company’s Sponsor.  Although the Company has formed the Special Committee for the exploration of possible strategic alternatives, the Company is not obligated to enter into any particular transaction or any transaction at all.  Refer to Note 14. “Subsequent Events” for information related to the engagement of a financial advisor during 2019 and the Sale Agreement that was entered into in March 2019 for the MOB Sale.

Through the close of its Offering, the Company had received aggregate proceeds of approximately $51.2 million (4.9 million shares), including approximately $1.2 million (0.1 million shares) of proceeds pursuant to the Reinvestment Plan.  The Company has contributed the net proceeds from its Offering to CHP II Partners, LP in exchange for partnership interests.  The Company owns substantially all of its assets either directly or indirectly through the Operating Partnership in which the Company is the sole limited partner and its wholly-owned subsidiary, CHP II GP, LLC, is the sole general partner.  The Operating Partnership owns assets through: (1) a wholly-owned TRS, TRS Holdings and (2) property owner subsidiaries, which are single purpose entities.

As of December 31, 2018, the Company owned three properties consisting of two seniors housing communities and one MOB.  The Company has leased its two seniors housing properties to single member limited liability companies wholly-owned by TRS Holdings and engaged independent third-party managers under management agreements to operate the properties as permitted under RIDEA structures; whereas, its medical office building has been leased on a net or modified gross basis to third-party tenants.  Refer to Note 14. “Subsequent Events” for information related to the Sale Agreement that was entered into in March 2019 for the MOB Sale.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

2.	Summary of Significant Accounting Policies (continued)

Cash — Cash consists of demand deposits at commercial banks with original maturities of three months or less.  As of December 31, 2018, certain of the Company’s cash deposits exceeded federally insured amounts.  However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safeguarding principal.  The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash — Certain cash balances are escrowed to fund capital expenditures, property taxes and/or insurance as required by the loan or lease terms.

Loan Costs — Loan costs paid in connection with obtaining indebtedness are deferred and amortized over the estimated life of the indebtedness using the effective interest method.  Loan costs are presented as a direct deduction from the carrying amount of the related indebtedness in the balance sheet.  As of December 31, 2018 and 2017, the accumulated amortization of loan costs was approximately $0.1 million and $33,000, respectively.

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

Revenue Recognition — Resident fees and services are operating revenues relating to the Company’s managed seniors housing properties, which are operated under RIDEA structures.  Resident fees and services directly relate to the provision of monthly goods and services that are generally bundled together under a single resident agreement.  The Company accounts for its resident agreements as a single performance obligation under ASC 606 given the Company’s overall promise to provide a series of stand-ready goods and services to its residents each month.  Resident fees and services are recorded in the period in which the goods are provided and the services performed and generally consist of (1) monthly rent, which covers occupancy of the residents’ unit as well as basic services, such as utilities, meals and certain housekeeping services, and (2) service level charges, such as assisted living care, memory care and ancillary services.  Resident agreements are generally short-term in nature, billed monthly in advance and cancelable by the residents with a 30-day notice.  Resident agreements may require the payment of upfront fees prior to moving into the community with any non-refundable portion of such fees being recorded as deferred revenue and amortized over the estimated resident stay.

Rental income and tenant reimbursements includes rental income that is recorded on the straight-line basis over the terms of the leases for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term.  The Company records the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to deferred rent.  Rental income and tenant reimbursements also includes amounts for which tenants are required to reimburse the Company related to expenses incurred on behalf of the tenants, in accordance with the terms of the leases. Tenant reimbursements are recognized in the period in which the related reimbursable expenses are incurred, such as real estate taxes, common area maintenance, and similar items.

Income Taxes — The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2017.  In order to be taxed as a REIT, the Company is subject to certain organizational and operational requirements, including the requirement to make distributions to its stockholders each year of at least 90% of its annual REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If the Company qualifies for

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

2.	Summary of Significant Accounting Policies (continued)

taxation as a REIT, the Company generally will not be subject to U.S. federal income tax on income that the Company distributes as dividends.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the IRS grants the Company relief under certain statutory provisions.  Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income.

The Company has formed a subsidiary that has elected to be taxed as a TRS for U.S. federal income tax purposes.  Under the provisions of the Internal Revenue Code and applicable state laws, a TRS is subject to taxation on taxable income from its operations. The Company accounts for federal and state income taxes with respect to a TRS using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards.

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

Share-Based Payments to Non-Employees — In connection with an expense support arrangement described in Note 9. “Related Party Arrangements,” the Company may issue Class A shares of Restricted Stock to the Advisor on an annual basis in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

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

Per Share Data — Net loss per share for the period presented is computed by dividing net loss by the weighted average number of common stock shares outstanding for each share class during the period in which the Company was operational.  Diluted loss per share is computed based on the weighted average number of common stock shares outstanding for each share class and all potentially dilutive securities, if any.  For purposes of determining the weighted average number of shares of common stock outstanding, stock dividends are treated as if such shares were outstanding as of July 11, 2016 (the date when the Company commenced operations).

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

YEAR ENDED DECEMBER 31, 2018

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements — In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU also requires qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases.  In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which includes a practical expedient for lessors that allows them to elect to not separate lease and non-lease components in a contract for the purpose of revenue recognition and disclosure if certain criteria are met.  The Company elected the practical expedient and applied the guidance to all of the leases that qualified under the established criteria.  In December 2018, the FASB issued ASU 2018-20, “Leases  (Topic 842): Narrow-Scope Improvements for Lessors”, which addressed challenges encountered in determining certain lessor costs paid by the lessee directly to third-parties by allowing lessors to exclude these costs from its variable lease payments.  This amendment did not have a material impact on the Company’s financial statements and related disclosures as it conformed ASC 842 to the Company’s historical accounting under ASC 840.  All of the ASC 842 ASU’s are effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018.  The Company adopted these ASU’s on January 1, 2019 using a modified retrospective approach, which impacted the Company’s consolidated financial statements and related financial statement disclosures; specifically, the Company’s consolidated financial position as it relates to the required presentation for arrangements such as ground or other leases in which the Company is the lessee.  However, the adoption of this ASU did not have a material impact on the Company’s consolidated results of operations or cash flows.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” which expands the scope to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payments. The amendments also clarify that this ASU does not apply to share-based payments used to provide financing to the issuer or awards granted in conjunction with selling of goods or services to customers as a part of a contract accounted for under Revenue from Contracts with Customers (Topic 606).  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018.  The Company adopted ASU 2018-07 on January 1, 2019; the adoption of which did not have a material impact on the Company’s consolidated financial statements.

3.	Revenue

The following table represents the disaggregated revenue for resident fees and services during the years ended December 31, 2018 and 2017:

	Years Ended December 31,
Type of Investment	Number of Units		Revenues		Percentage of Revenues
Resident fees and services:	2018	2017	2018	2017	2018	2017
Assisted living	129	67	$4,200,903	$2,419,624	71.1%	73.5%
Memory care	52	22	1,640,916	847,767	27.8%	25.8%
Other revenues	―	―	63,279	22,802	1.1%	0.7%
	181	89	$5,905,098	$3,290,191	100.0%	100.0%

There were no resident fees and services during the year ended December 31, 2016.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

4.	Acquisitions

During the year ended December 31, 2018, the Company acquired the following seniors housing community:

		Date	Purchase Price
Name and Location	Structure	Acquired	(in thousands)
Seniors Housing
The Crossings at Riverview	RIDEA	8/31/2018	$24,250
Riverview, FL ("Tampa")

During the year ended December 31, 2017, the Company acquired the following two properties, which were comprised of one MOB and one seniors housing community:

		Date	Purchase Price
Name and Location	Structure	Acquired	(in thousands)
Medical Office
Mid America Surgery Institute	Modified Lease	12/27/2017	$14,000
Overland Park, KS ("Kansas City")
Seniors Housing
Summer Vista Assisted Living	RIDEA	3/31/2017	21,400
Pensacola, FL

The following summarizes the purchase price allocation for the above mentioned acquisitions, and the related assets acquired and liabilities assumed in connection with the acquisitions:

	December 31,
	2018	2017
Land and land improvements	$1,763,342	$2,650,216
Buildings and building improvements	21,088,267	28,109,037
Furniture, fixtures and equipment	813,773	857,338
Lease intangibles (1)	―	3,752,949
In-place resident agreement intangibles (2)	1,282,869	1,286,507
Other liabilities	―	(340,390)
Liabilities assumed	(115,779)	(530,452)
Total purchase price consideration	$24,832,472	$35,785,205

FOOTNOTES:

(1)

At the acquisition date, the weighted-average amortization period on the acquired lease intangibles for the year ended December 31, 2017 was approximately 23.5 years.  The acquired lease intangibles were comprised of approximately $2.2 million and $1.5 million of in-place lease intangibles and ground lease intangibles, respectively.

(2)	At the acquisition date, the weighted-average amortization period on the acquired in-place resident agreement intangibles was approximately 2.5 years.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

5.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s three and two properties as of December 31, 2018 and 2017, respectively, are as follows:

	December 31,
	2018	2017
Land and land improvements	$4,456,564	$2,683,051
Building and building improvements	49,197,888	28,109,037
Furniture, fixtures and equipment	1,895,316	879,288
Less: accumulated depreciation	(1,976,755)	(585,437)
Real estate investment properties, net	$53,573,013	$31,085,939

Depreciation expense on the Company’s real estate investment properties, net was approximately $1.4 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively.  There was no depreciation expense for the year ended December 31, 2016.  Refer to Note 14. “Subsequent Events” for information related to the Sale Agreement that was entered into in March 2019 for the MOB Sale.

6.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
In-place lease intangibles	$2,209,247	$2,209,125
In-place resident agreement intangibles	2,569,419	1,286,507
Below-market ground lease intangibles	1,543,911	1,543,824
Less: accumulated amortization	(1,338,950)	(385,952)
Intangible assets, net	$4,983,627	$4,653,504
Below-market lease intangibles	$(340,409)	$(340,390)
Less: accumulated amortization	30,553	―
Intangible liabilities, net (1)	$(309,856)	$(340,390)

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $1.0 million for the year ended December 31, 2018, of which approximately $40,000 was treated as an increase in property operating expenses and approximately $0.9 million was included in depreciation and amortization in the accompanying consolidated statements of operations.  Amortization on the Company’s intangible assets was approximately $0.4 million for the year ended December 31, 2017, all of which were included in depreciation and amortization in the accompanying consolidated statements of operations.  There was no amortization on the Company’s intangible assets during the year ended December 31, 2016.

Amortization on the Company’s intangible liabilities was approximately $31,000 for the year ended December 31, 2018, all of which was treated as an increase in rental income and tenant reimbursements.  There was no amortization expense on the Company’s intangible liabilities for the years ended December 31, 2017 and 2016.

Refer to Note 14. “Subsequent Events” for information related to the Sale Agreement that was entered into in March 2019 for the MOB Sale.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

6.	Intangibles, net (continued)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter, in the aggregate, as of December 31, 2018 is as follows:

	In-place Lease Intangibles	In-Place Resident Agreement Intangibles	Below- market Ground Leases	Total Assets	Below- market Leases	Total Liabilities
2019	$227,754	899,117	39,587	$1,166,458	$30,553	$30,553
2020	198,365	513,165	39,587	751,117	27,103	27,103
2021	188,568	85,527	39,587	313,682	25,953	25,953
2022	188,568	―	39,587	228,155	25,953	25,953
2023	188,568	―	39,587	228,155	25,953	25,953
Thereafter	989,671	―	1,306,389	2,296,060	174,341	174,341
	$1,981,494	1,497,809	1,504,324	$4,983,627	$309,856	$309,856

Weighted average remaining useful life as of December 31, 2018 (in years):

In-place Lease Intangibles	In-Place Resident Agreement Intangibles	Below-market Ground Leases	Below-market Leases
11.9	1.8	38.0	14.1

7.	Operating Leases

As of December 31, 2018, the Company owned one MOB property that was leased to multiple tenants on a modified gross basis, and accounted for as operating leases.  The Company’s leases had a weighted average remaining lease term of 7.6 years based on annualized base rents expiring between 2020 and 2027, subject to the tenants’ options to extend the lease periods ranging from five to ten years.  In addition, certain tenants hold options to extend their leases for multiple periods.

Under the terms of the multi-tenant lease agreements that have third-party property managers, each tenant is generally responsible for the payment of their proportionate share of property taxes, general liability insurance, utilities, repairs and common area maintenance. These amounts are billed monthly and recorded as rental income and tenant reimbursements in the accompanying consolidated statements of operations.

The following are future minimum lease payments to be received under non-cancellable operating leases for the next five years and thereafter, in the aggregate, as of December 31, 2018:

2019	$1,059,884
2020	1,008,129
2021	1,004,516
2022	1,023,166
2023	1,041,795
Thereafter	3,477,001
$8,614,491

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above- and below-market lease intangibles and base rent attributable to any renewal options exercised by the tenants in the future.

Refer to Note 14. “Subsequent Events” for information related to the Sale Agreement that was entered into in March 2019 for the MOB Sale.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

8.	Indebtedness

The following table provides details of the Company’s indebtedness as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Mortgages and notes payable:
Mortgage loans (1)	$24,500,000	$19,500,000
Notes payable (2)	―	312,500
Mortgages and notes payable	24,500,000	19,812,500
Loan costs, net	(302,641)	(279,514)
Total mortgages and notes payable, net	$24,197,359	$19,532,986

FOOTNOTES:

(1)

As of December 31, 2018, the Company’s mortgage loans are collateralized by its Summer Vista, Mid America Surgery and Riverview properties.  Refer to Note 14. “Subsequent Events” for information related to the Sale Agreement that was entered into in March 2019 for the sale of Mid America Surgery.

(2)	Although the original maturity of these Notes was 2046, the Company repaid the Notes in October 2018.

The fair market value of the mortgages and notes payable was approximately $24.6 million and $19.9 million as of December 31, 2018 and 2017, respectively, which is based on then-current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values is categorized as Level 3 on the three-level valuation hierarchy.

As of December 31, 2018, the Company in compliance with all financial covenants and ratios.

The following is a schedule of future principal payments and maturity for the Company’s indebtedness for the next five years and thereafter, in the aggregate, as of December 31, 2018:

2019	$—
2020	5,787,543
2021	249,168
2022	13,623,546
2023	4,839,743
Thereafter	—
$24,500,000

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

8.	Indebtedness (continued)

The following table details the Company’s mortgage loans as of December 31, 2018 and 2017 (in thousands):

	Interest Rate at
	December 31,		Maturity	December 31,
Property and Loan Type	2018 (1)	Payment Terms	Date (2)	2018	2017
Summer Vista Assisted Living; Mortgage Loan	30-day LIBOR plus 2.70% per annum	Monthly interest only payments through January 2020; principal and interest payments thereafter based on a 30-year amortization schedule	4/1/22	$13,900	$13,900
Mid America Surgery Institute; Mortgage Loan	30-day LIBOR plus 2.20% per annum	Monthly interest only payments through June 2020; principal payment at maturity	12/15/20	5,600	5,600
The Crossings at Riverview; Mortgage Loan	30-day LIBOR plus 2.25% per annum	Monthly interest only payments through September 2020; principal and interest payments thereafter based on a 30-year amortization schedule	8/31/23	5,000	—
		Total debt		$24,500	$19,500

FOOTNOTES:

(1)	The 30-day LIBOR was approximately 2.5% as of December 31, 2018.
(2)	Represents the initial maturity date (or, as applicable, the maturity date as extended). The maturity date may be extended beyond the date shown subject to certain lender conditions.
9.	Related Party Arrangements

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

9.	Related Party Arrangements (continued)

Primary Offering, all or a portion of which could be reallowed to participating broker dealers.  In addition for Class T shares sold in the Primary Offering, the Dealer Manager could choose the respective amounts of the commission and dealer manager fee, provided that the selling commission did not exceed 3.0% of the gross proceeds from the completed sale of such Class T shares. The Company paid a distribution and stockholder servicing fee, subject to certain underwriting compensation limits, with respect to the Class T and Class I shares sold in the Primary Offering in an annual amount equal to 1% and 0.50%, respectively, of the then-current gross offering price per Class T or Class I share.

The Company recorded the annual distribution and stockholder servicing fees as a reduction to capital in excess of par value and measured the related liability in an amount equal to the maximum fees owed in relation to the Class T and Class I shares on the shares’ issuance date.  The liability was relieved over time, as the fees were paid to the Dealer Manager, or adjusted if the fees were no longer owed on any Class T or Class I share that was redeemed or repurchased, as well as upon the earliest occurrence of: (i) a listing on a national securities exchange; (ii) a merger or consolidation of the Company with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets; (iii) after the termination of the Primary Offering in which the initial shares in the account were sold, the end of the month in which total underwriting compensation paid in the Primary Offering is not less than 10% of the gross proceeds from all share classes of the Primary Offering; (iv) the end of the month in which the total underwriting compensation paid in a Primary Offering with respect to shares purchased in a Primary Offering is not less than 8.5% of the gross offering price of those shares purchased in such Primary Offering (excluding shares purchased through the Reinvestment Plan and those received as stock dividends); or (v) any other conditions described in the Company’s prospectus.

In connection with the close of the Offering effective October 1, 2018, certain underwriting compensation limits were met and, effective October 31, 2018, each Class T and Class I share automatically converted into a Class A share pursuant to the terms of the Company’s charter.  The Class T and Class I shares converted into Class A shares on a one-for-one basis because the then-current estimated NAV per share of $10.06, which was approved by the Company’s board of directors as of December 31, 2017, was the same for all share classes.  Effective October 31, 2018, Class T and Class I shares were no longer subject to class specific expenses upon conversion into Class A shares.  The Company’s obligation to pay the remaining distribution and stockholder servicing fees liability of approximately $1.4 million to the Dealer Manager ceased effective October 31, 2018 upon the conversion of the Class T and Class I shares into Class A Shares.

CNL Capital Markets, LLC — The Company will pay CNL Capital Markets, LLC, an affiliate of CNL, an annual fee payable monthly based on the average number of total investor accounts that are open during the term of the capital markets service agreement pursuant to which certain administrative services are provided to the Company.  These services may include, but are not limited to, the facilitation and coordination of the transfer agent’s activities, client services and administrative call center activities, financial advisor administrative correspondence services, material distribution services and various reporting and troubleshooting activities.  For the years ended December 31, 2018, 2017 and 2016, the Company incurred approximately $0.1 million, $22,000, and $20 in such fees, respectively.  These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

9.	Related Party Arrangements (continued)

The Advisor received an investment services fee of 2.25% of the purchase price of properties for services in connection with the selection, evaluation, structure and purchase of assets.

Refer to Note 14. “Subsequent Events” for additional information related to an amended and restated advisory agreement that reduced the monthly asset management fee and eliminated other fees previously charged by the Advisor.

The Advisor, its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to the Company, including personnel costs, subject to the limitation that the Company will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of its average invested assets or 25% of its net income in any Expense Year unless approved by the independent directors.  The Company commenced its Primary Offering in March 2016 and made its first investment in March 2017.  For the Expense Year ended December 31, 2018, the Company’s total operating expenses were in excess of this limitation by approximately $0.2 million.  As of December 31, 2018, the Company had received cumulative approvals by its independent directors for total operating expenses in excess of this limitation of approximately $0.9 million.  The Company’s independent directors determined that the higher relationship of operating expenses to average invested assets was justified based on unattained capital raise expectations, which limited the number of investments, and the cost of operating a public company.

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

For the years ended December 31, 2018, 2017 and 2016, the Company paid cash distributions of approximately $0.2 million, $0.1 million and $47,000, respectively, and issued stock dividends through October 2018 of approximately 2,400 shares, 4,100 shares and 2,400 shares, respectively, to the Advisor.

Pursuant to an expense support arrangement, the Advisor has agreed to accept payment in restricted stock in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets.  Under the terms of the Expense Support Agreement, for each quarter within a calendar expense support year, the Company will record a proportional estimate of the cumulative year-to-date period based on an estimate of the annual expense support expected for the calendar expense support year.  In exchange for services rendered and in consideration of the expense support provided under this arrangement, the Company shall issue, following each determination date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by the Advisor for the preceding year divided by the board of directors’ most recent determination of NAV per share of the Class A common shares, on the terms and conditions and subject to the restrictions set forth in the Expense Support Agreement.  The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive a Priority Return on their Invested Capital (as such terms are defined in the Company’s prospectus), excluding for the purposes of calculating this threshold any shares of Restricted Stock owned by the Advisor.  The Advisor has the right to terminate the Expense Support Agreement upon 30 days’ prior written notice.  In March 2019, the Company’s board of directors and the Advisor agreed to terminate the Expense Support Agreement effective April 1, 2019; refer to Note 14. “Subsequent Events” for additional information.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

9.	Related Party Arrangements (continued)

The following fees for services rendered have been or are expected to be settled in the form of Restricted Stock pursuant to the Expense Support Agreement for the years ended December 31, 2018, 2017 and 2016 and cumulatively as of December 31, 2018:

				As of
	Years Ended December 31,			December 31,
	2018	2017	2016	2018
Fees for services rendered:
Asset management fees	$348,388	$130,366	$—	$478,754
Advisor personnel expenses (1)	494,323	436,403	—	930,726
Total fees for services rendered	$842,711	$566,769	$—	$1,409,480
Then-current NAV	$9.92	$10.06	$—	$9.92
Restricted Stock shares (2)	84,951	56,339	$—	141,290
Cash distributions on restricted stock (3)	$24,339	$—	$—	$24,339
Stock dividends on restricted stock (4)	340	—	—	340

FOOTNOTES:

(1)

Amounts consist of personnel and related overhead costs of the Advisor or its affiliates (which, in general, are those expenses relating to the Company’s administration on an on-going basis) that are reimbursable by the Company.

(2)

Represents Restricted Stock shares that have been or are expected to be issued to the Advisor as of December 31, 2018 pursuant to the Expense Support Agreement.  No fair value was assigned to the Restricted Stock shares as the shares are expected to be valued at zero upon issuance, which represents the lowest possible value estimated at vesting.  In addition, the Restricted Stock shares will be treated as unissued for financial reporting purposes until the vesting criteria are met.

(3)

The cash distributions on Restricted Stock shares issued for services rendered through December 31, 2017 have been recognized as compensation expense as declared and included in general and administrative expense in the accompanying consolidated statements of operations.

(4)	The par value of stock dividends have been recognized as compensation expense as issued and included in general and administrative expense in the accompanying consolidated statements of operations.

The fees payable through the termination of the Offering in October 2018 to the Dealer Manager for the years ended December 31, 2018, 2017 and 2016, and related amounts unpaid as of years ended December 31, 2018 and 2017 are as follows:

	Years Ended			Unpaid amounts as of (1)
	December 31,			December 31,
	2018	2017	2016	2018	2017
Selling commissions (2)	$343,087	$666,532	$97,022	$—	$10,000
Dealer Manager fees (2)	429,356	619,123	99,883	—	18,150
Distribution and stockholder servicing fees (2) (3)	(539,827)	757,609	157,225	—	798,524
	$232,616	$2,043,264	$354,130	$—	$826,674

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

9.	Related Party Arrangements (continued)

The expenses incurred by and reimbursable to the Company’s related parties for the years ended December 31, 2018, 2017 and 2016, and related amounts unpaid as of years ended December 31, 2018 and 2017 are as follows:

	Years Ended			Unpaid amounts as of (1)
	December 31,			December 31,
	2018	2017	2016	2018	2017
Reimbursable expenses:
Operating expenses (4)	$1,019,174	$983,493	$206,868	$85,902	$197,235
Acquisition fees and expenses (5)	10,183	29,922	—	—	—
	1,029,357	1,013,415	206,868	85,902	197,235
Investment service fees (6)	545,625	796,500	—	—	—
Asset management fees (7)	348,388	130,366	—	—	—
	$1,923,370	$1,940,281	$206,868	$85,902	$197,235

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying consolidated statements of stockholders’ equity.
(3)

For the year ended December 31, 2018, the Company incurred approximately $0.8 million in distribution and stockholder servicing fees.  The Company’s obligation to pay these fees ceased effective October 31, 2018 upon the conversion of the Class T and Class I shares into Class A Shares.  As such, the Company reversed the then-remaining distribution and stockholder servicing fees liability of approximately $1.4 million to the Dealer Manager, which resulted in a net reduction in stock issuance and offering costs of approximately $0.5 million for the year ended December 31, 2018.

(4)

Amounts are recorded as general and administrative expenses in the accompanying consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying consolidated balance sheets. Amounts include approximately $0.5 million, $0.4 million, and $0.1 million of personnel expenses of affiliates of the Advisor for the years ended December 31, 2018, 2017 and 2016, respectively. These Advisor personnel expenses have been or are expected to be settled in the form of Restricted Stock pursuant to the Expense Support Agreement.

(5)	Amounts are capitalized as a component of the cost of the assets acquired and allocated on a relative fair value basis.
(6)

For the years ended December 31, 2018 and 2017, the Company incurred approximately $0.5 million and $0.8 million, respectively, in investment services fees all of which were capitalized and included in real estate investment properties, net in the accompanying consolidated balance sheets.  There were no such fees incurred for the year ended December 31, 2016.

(7)

For the years ended December 31, 2018 and 2017, the Company incurred approximately $0.3 million and $0.1 million, respectively, in asset management fees, all of which are expected to be or were settled in accordance with the terms of the Expense Support Agreement. There were no such fees incurred for the year ended December 31, 2016.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

10.	Equity

Subscription Proceeds — Through the close of the Company’s Offering in October 2018, the Company had received aggregate subscription proceeds of approximately $51.2 million (4.9 million shares), which includes $200,000 (20,000 shares) of subscription proceeds received from the Advisor prior to the commencement of the Offering, approximately $251,250 (25,125 shares) of subscription proceeds received in connection with a Private Placement made in 2016, all of which were redeemed in 2018, and approximately $1.2 million (0.1 million shares) of subscription proceeds pursuant to the Reinvestment Plan.  Concurrent with the close of its Offering, the Company suspended its Reinvestment Plan.

Distributions — For the years ended December 31, 2018, 2017 and 2016, the Company declared and paid cash distributions of approximately $2.1 million, $0.8 million and $57,000, respectively, which were net of class-specific expenses.  As a result of the conversion of Class T shares and Class I shares into Class A shares (discussed below), which was effective October 31, 2018, there were no distributions made for Class T shares and Class I shares after the October 1, 2018 declaration date and only distributions on Class A shares continued subsequent to October 2018.  In addition, the Company declared and issued stock dividends through October 2018 of approximately 35,000, 22,000 and 3,000 shares of common stock during the years ended December 31, 2018, 2017 and 2016, respectively. In connection with the termination of the Offering effective October 1, 2018, the Company’s board of directors determined that it does not intend to authorize additional stock dividends at this time.

For the years ended December 31, 2018, 2017 and 2016, 100% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.  No amounts distributed to stockholders for the years ended December 31, 2018, 2017 and 2016 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement.  The distribution of new common stock shares is non-taxable.

In December 2018, the Company’s board of directors declared a monthly cash distribution of $0.0480 on each outstanding share of common stock on January 1, 2019, February 1, 2019 and March 1, 2019.  These distributions are to be paid by March 31, 2019.  Refer to Note 14. “Subsequent Events” for additional information related to the suspension of monthly cash distributions to stockholders.

Redemptions — During the year ended December 31, 2018, the Company received and paid requests for the redemption of common stock under its Redemption Plan of approximately $0.4 million, which includes the redemption of all shares raised through the Private Placement.  There were no redemptions requested during the years ended December 31, 2017 and 2016.  In connection with the termination of the Offering and the board of directors’ decision to consider possible strategic alternatives available to the Company, the Redemption Plan was suspended effective October 1, 2018 and the Company no longer accepts or processes any redemption requests received after such date.

Stock Conversions - In connection with the close of the Offering effective October 1, 2018, certain underwriting compensation limits were met and, effective October 31, 2018, each Class T and Class I share automatically converted into a Class A share pursuant to the terms of the Company’s charter. As of December 31, 2018, only Class A shares were outstanding.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

11.	Income Taxes

For the years ended December 31, 2018 and 2017, the Company recorded deferred tax assets and net current tax expense related to deferred income at its TRS.  There was no income tax recorded for the year ended December 31, 2016.  The components of the income tax expense for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Current:
Federal	$(2,350)	$(111,000)
State	130	(16,200)
Total current expense	(2,220)	(127,200)
Deferred:
Federal	1,981	23,319
State	(555)	5,788
Total deferred benefit	1,426	29,107
Income tax expense	$(794)	$(98,093)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In December 2017, the Tax Cuts and Jobs Act was signed into law and reduced the U.S. federal corporate tax rate to 21%, effective January 1, 2018. All impacts of the Tax Cuts and Jobs Act have been reflected in the financial statements and their footnotes. Significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 are as follows:

	As of December 31,
	2018	2017
Prepaid and other rent	$30,533	$29,107
Deferred tax assets	$30,533	$29,107

A reconciliation of the income tax expense computed at the statutory federal tax rate on income before income taxes is as follows:

	Years Ended December 31,
	2018		2017
Tax benefit computed at federal statutory rate	$378,862	21.00%	$426,453	35.00%
Impact of REIT election	(379,231)	(21.02)%	(511,104)	(41.90)%
Effect of change in future tax rates	―	—%	(3,030)	(0.25)%
State income tax expense	(425)	(0.02)%	(10,412)	(0.87)%
Income tax expense	$(794)	(0.04)%	$(98,093)	(8.02)%

The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions. The tax years 2016 and forward remain subject to examination by taxing authorities throughout the United States.

12.	Commitments and Contingencies

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

13.	Selected Quarterly Financial Data (Unaudited)

The following presents selected unaudited quarterly financial data for the years ended December 31, 2018 and 2017:

2018 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$1,533,341	$1,561,661	$1,906,891	$2,435,423	$7,437,316
Operating loss	(113,972)	(73,634)	(189,005)	(315,904)	(692,515)
Net loss	(390,238)	(350,193)	(458,687)	(606,065)	(1,805,183)
Class A common stock (basic and diluted):
Net loss attributable to Class A stockholders	(95,926)	(76,206)	(87,907)	(444,392)	(661,345)
Weighted average number of Class A common shares outstanding (1)	825,185	867,723	879,674	3,594,121	1,547,449
Loss per share of Class A common stock	$(0.12)	$(0.09)	$(0.10)	$(0.12)	$(0.43)
Class T common stock (basic and diluted):
Net loss attributable to Class T stockholders	(269,815)	(246,458)	(327,896)	(142,326)	(1,025,147)
Weighted average number of Class T common shares outstanding (1)	2,321,014	2,806,307	3,281,231	1,151,093	2,398,691
Loss per share of Class T common stock (2)	$(0.12)	$(0.09)	$(0.10)	$(0.12)	$(0.43)
Class I common stock (basic and diluted):
Net loss attributable to Class I stockholders	(24,497)	(27,529)	(42,884)	(19,347)	(118,691)
Weighted average number of Class I common shares outstanding (1)	210,726	313,463	429,142	156,473	277,718
Loss per share of Class I common stock (2)	$(0.12)	$(0.09)	$(0.10)	$(0.12)	$(0.43)

2017 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$11,430	$1,071,441	$1,095,696	$1,130,248	$3,308,815
Operating loss	(231,794)	(175,188)	(99,164)	(122,817)	(628,963)
Net loss	(251,120)	(391,681)	(307,906)	(365,823)	(1,316,530)
Class A common stock (basic and diluted):
Net loss attributable to Class A stockholders	(93,692)	(141,410)	(108,891)	(105,482)	(438,710)
Weighted average number of Class A common shares outstanding (1)	383,345	524,191	693,354	769,523	590,225
Loss per share of Class A common stock	$(0.24)	$(0.27)	$(0.16)	$(0.14)	$(0.74)
Class T common stock (basic and diluted):
Net loss attributable to Class T stockholders	(154,012)	(241,220)	(189,504)	(242,753)	(833,933)
Weighted average number of Class T common shares outstanding (1)	630,143	894,175	1,206,653	1,770,963	1,121,944
Loss per share of Class T common stock	$(0.24)	$(0.27)	$(0.16)	$(0.14)	$(0.74)
Class I common stock (basic and diluted):
Net loss attributable to Class I stockholders	(3,416)	(9,051)	(9,511)	(17,588)	(43,887)
Weighted average number of Class I common shares outstanding (1)	13,978	33,550	60,561	128,308	59,044
Loss per share of Class I common stock	$(0.24)	$(0.27)	$(0.16)	$(0.14)	$(0.74)

FOOTNOTES:

(1)

For the purposes of determining the weighted average number of shares of common stock outstanding, stock dividends issued through the October 2018 suspension of stock dividends are treated as if such shares were outstanding as of July 11, 2016 (the date when the Company commenced operations).

(2)

In connection with the close of the Offering effective October 1, 2018, certain underwriting compensation limits were reached and, effective October 31, 2018, each Class T and Class I share automatically converted into a Class A share pursuant to the terms of the Company’s charter.  As such, there were no Class T or Class I shares outstanding as of December 31, 2018.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

14.	Subsequent Events

In January 2019, the Special Committee engaged SunTrust Robinson Humphrey, Inc., an investment banker, to act as a financial advisor to the Special Committee and, subsequently, the Company committed to a plan to sell its MOB property, Mid America Surgery.

In March 2019, the Company entered into a Sale Agreement with a subsidiary of HCP, Inc. (NYSE: HCP) related to the MOB Sale for a gross sales price of $15.4 million, subject to certain pro-rations and other adjustments as described in the Sale Agreement.  There can be no assurance that the closing conditions will be satisfied or that the MOB Sale will be consummated.  Approximately $0.3 million has been placed by the buyer in escrow and an additional $0.3 million is due from the buyer on or before the end of the inspection period on April 5, 2019, at which point a total deposit of $0.6 million will be non-refundable, except for a seller breach or default under the Sale Agreement, and will be applied to the purchase price at closing.  The anticipated net sales proceeds are expected to exceed the net carrying value of the property comprising the MOB Sale.

In March 2019, the Company’s advisory agreement, dated as of March 2, 2016, was amended and restated to eliminate acquisition fees and dispositions fees as well as to reduce the AUM Fee to 0.40 percent per annum of average invested assets.  The reduced AUM Fee is further subject and subordinate to an agreed upon hurdle relating to the total operating expenses (as described in the amended and restated advisory agreement) of the Company, though to the extent any portion of the AUM Fee is not paid as a result of total operating expenses exceeding the prescribed limits, it may be recovered by the Advisor if certain Company performance thresholds are subsequently met.  The Company’s board of directors approved renewing the amended and restated advisory agreement through March 2020.

In connection with the Company’s strategic alternatives discussed in Note 1. “Organization,” in March 2019, the Company’s board of directors suspended monthly cash distributions to stockholders effective April 1, 2019. In addition, the Company’s board of directors and the Advisor agreed to terminate the Expense Support Agreement effective April 1, 2019.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2018 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu- lated Depreci- ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Summer Vista Assisted Living
Pensacola, FL	$13,900	$2,269	$17,612	$33	$—	$—	$2,302	$17,612	$—	$19,914	$(862)	2016	3/31/2017	(1)
Mid America Surgery Institute
Overland Park, KS ("Kansas City")	5,600	381	10,497	—	—	—	381	10,497	—	10,878	(295)	2007	12/27/2017	(1)
The Crossings at Riverview
Riverview, FL ("Tampa")	5,000	1,763	21,088	11	—	—	1,774	21,088	—	22,862	(192)	2015	8/31/2018	(1)
	$24,500	$4,413	$49,197	$44	$—	$—	$4,457	$49,197	$—	$53,654	$(1,349)

Transactions in real estate and accumulated depreciation as of December 31, 2018 are as follows:

Balance December 31, 2016	$—	Balance December 31, 2016	$—
2017 Acquisitions	30,759	2017 Depreciation	(369)
2017 Improvements	33	Balance December 31, 2017	$(369)
Balance December 31, 2017	$30,792	2018 Depreciation	(980)
2018 Acquisitions	22,851	Balance December 31, 2018	$(1,349)
2018 Improvements	11
Balance December 31, 2018	$53,654

FOOTNOTES:

(1)	Buildings and building improvements are depreciated over 39 and 15 years, respectively.
(2)	The aggregate cost for federal income tax purposes is approximately $59.5 million.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered certified public accountants during the period ended December 31, 2018.

Item 9A.	CONTROLS AND PROCEDURES

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of March 20, 2019 were as follows:

Name	Age	Position
Stephen H. Mauldin	50	Director, Chairman of the Board, President and Chief Executive Officer
Douglas N. Benham	62	Independent Director and Audit Committee Financial Expert
Dianna F. Morgan	67	Independent Director
Ixchell C. Duarte	52	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)
John F. Starr	44	Chief Operating Officer and Senior Vice President
Tracey B. Bracco	39	General Counsel, Vice President and Secretary
L. Burke Rainey	36	Chief Accounting Officer and Vice President
		(Principal Accounting Officer)

Stephen H. Mauldin, Director, Chairman of the Board, Chief Executive Officer and President. Mr. Mauldin has served as chairman of the board of directors since January 2018 and as director since November 2015. He served as vice chairman from November 2015 to December 2017.  He has served as our chief executive officer and president since our inception on July 10, 2015. He has served as president of our advisor since July 2015 and has served as chief executive officer since January 2018.  Mr. Mauldin also served as chief operating officer of our advisor from July 2015 to July 2018.  Mr. Mauldin has served as director and vice chairman of CNL Healthcare Properties, Inc., a public, non-traded REIT, since June 2016.  Mr. Mauldin has also served as president of CNL Healthcare Properties, Inc. since September 2011 and chief executive officer since April 2012.  Mr. Mauldin served as chief operating officer of CNL Healthcare Properties, Inc. (September 2011 to April 2012) and its advisor (September 2011 to July 2018).  Mr. Mauldin has served as president of its advisor since September 2011 and as chief executive officer since January 2018. He also served as president from September 2011, chief executive officer since April 2012 and chief operating officer (September 2011 to April 2012) of CNL Lifestyle Properties, Inc., a public‑non‑traded REIT, until its dissolution on December 29, 2017.  Mr. Mauldin served as president and chief operating officer of CNL Lifestyle Advisor Corporation its advisor, from September 2011 to December 31, 2017. Mr. Mauldin also served as president of CNL Growth Properties, Inc., a public, non-traded REIT, from March 2016 and as chief executive officer from August 2016 until its dissolution on October 31, 2017.

Prior to joining the Company, Mr. Mauldin served as a consultant to Crosland, LLC, a privately held real estate development and asset management company headquartered in Charlotte, North Carolina, from March 2011 through August 2011. He previously served as Crosland’s chief executive officer, president and a member of their board of directors from July 2010 until March 2011. Mr. Mauldin originally joined Crosland, LLC in August 2006 and served as its chief financial officer from July 2009 to July 2010 and as president of Crosland’s mixed‑use and multi‑used development division prior to his appointment as chief financial officer. Prior to joining Crosland, LLC, from 1998 to August 2006, Mr. Mauldin was a co‑founder and served as a partner of Crutchfield Capital, LLC, a privately held investment and operating company with a focus on small and medium‑sized companies in the southeastern United States. From 1996 to 1998, Mr. Mauldin held various positions in the capital markets group and the office of the chairman of Security Capital Group, Inc., which prior to its sale in 2002, owned controlling interests in 18 public and private real estate operating companies (eight of which were NYSE‑listed) with a total market capitalization of over $26 billion.  Mr. Mauldin graduated with a B.S. in finance from the University of Tampa and received an M.B.A. with majors in real estate, finance, managerial economics and accounting/information systems from the J.L. Kellogg Graduate School of Management at Northwestern University.

As a result of these professional and other experiences, Mr. Mauldin possesses particular knowledge of real estate investment, including acquisition, development, financing, operation, and disposition, which strengthens the board of directors’ collective knowledge, capabilities and experience.

Douglas N. Benham, Independent Director.  Mr. Benham has served as one of our independent directors since January 2016.  Mr. Benham has served as the audit committee chairman and audit committee financial expert of the Company since September 2018.  Mr. Benham previously served as an independent director of Global Income Trust, Inc., a public, non-traded REIT, from November 2009 until its dissolution in December 2015.  Since April 2006, Mr. Benham has been the president and chief executive officer of DNB Advisors, LLC, a restaurant industry consulting firm.  From January 2004 until April 2006, Mr. Benham served as president and chief executive officer of Arby’s Restaurant Group, a quick service restaurant company and subsidiary of Triarc Company (NYSE: TRY).  From August 2003 until January 2004, Mr. Benham was president and chief executive officer of DNB Advisors, LLC.  From January 1989 until August 2003, Mr. Benham served as chief financial officer, and from 1997 until 2003 also served as a member of the board of directors of RTM Restaurant Group, Inc., an Arby’s franchisee, that was later acquired by Triarc Company in July 2005.  Prior to January 1989, Mr. Benham held various positions including at Deloitte & Touche, Bell Atlantic Corp., and Cox Enterprises.  Mr. Benham served as a director of the restaurant operator O’Charley’s Inc. (NASDAQ:CHUX) from March 2008 to May 2012 and as a director of drive-thru restaurant chain operator Sonic Corp. (NASDAQ:SONC) from August 2009 to January 2014.  In January 2012, he joined the board of directors of the restaurant chain operator Quiznos’.  Mr. Benham served on the board of directors of American Residential Properties, Inc. (NASDAQ:ARPI), a fully integrated and internally managed real estate investment company which acquires, renovates, leases and manages single-family properties in select communities in the Southwestern and Southeastern U.S. from May 2012 until it merged with America Homes 4 Rent (NASDAQ:AMH), in February 2016.  In March 2016 Mr. Benham joined the board of directors of America Homes 4 Rent.   Mr. Benham served on the board of directors of Bob Evans Farms, Inc. (NASDAQ:BOBE), a restaurant chain operator and food manufacturer, since October 2014 and became executive chairman in August 2015.  The company was acquired January 2018.  Mr. Benham earned a B.A. in accounting from the University of West Florida in 1978.

As a result of these professional and other experiences, Mr. Benham possesses particular knowledge of financial accounting and business and restaurant management, which strengthens the board of directors’ collective knowledge, capabilities and experience.

Dianna F. Morgan, Independent Director.  Ms. Morgan has served as one of our independent directors since January 2016.   Ms. Morgan enjoyed a long career with the Walt Disney World Company (“Disney”) from 1971 to 2001, most recently serving as senior vice president of public affairs and human resources. She also led the development of The Disney Institute as Disney brought best practices in customer service, people management and leadership development to the marketplace.  Ms. Morgan served as a director of Children’s Miracle Network Hospitals from March 1999 to March 2013, and she served as chairman from 2011 to 2012.  Ms. Morgan was appointed to the University of Florida Board of Trustees in 2001 by then-Governor Jeb Bush and she served as chairman from 2007 to 2009.  Ms. Morgan has served as a director of Orlando Health since March 2001 during which time she served as chairman from March 2013 to March 2015.  Ms. Morgan serves or has served on the board of directors of the following: CNL Bancshares, Inc., a bank holding company (April 2008 to December 2015); Chesapeake Utilities Corp. (“CPK”) (September 2008 to present); Hersha Hospitality Trust (“HT”) (April 2010 to present); Marriott Vacations Worldwide (“VAC”) (April 2013 to present) and CNL Hotels & Resorts, Inc., a public, non-traded REIT (July 2004 to April 2007).  Ms. Morgan received her B.A. in organizational communications from Rollins College where she was named its 2000 Alumna of the Year.

As a result of these professional and other experiences, Ms. Morgan possesses particular knowledge of, among other things, business management and the healthcare and regulatory industry, which strengthens the board of directors’ collective knowledge, capabilities and experience.

Ixchell C. Duarte, Chief Financial Officer, Senior Vice President and Treasurer.  Ms. Duarte has served as our chief financial officer and treasurer since February 2018 and as senior vice president since January 2016.   Ms. Duarte served as chief accounting officer from January 2016 to June 2017. Ms. Duarte has served as senior vice president and chief accounting officer of our advisor since its inception on July 9, 2015.  Ms. Duarte has served as chief financial officer and treasurer of CNL Healthcare Properties, Inc., a public, non-traded REIT, since February 2018 and as a senior vice president since March 2012.  Ms. Duarte also served as chief accounting officer from March 2012 until June 2017, and was previously a vice president from February 2012 to March 2012.  She also has served as senior vice president and chief accounting officer of CNL Healthcare Corp., the advisor to CNL Healthcare Properties, Inc., since November 2013.  Ms. Duarte served as senior vice president and chief accounting officer of CNL Lifestyle Properties, Inc., a public, non-traded REIT from March 2012 until its dissolution in December, 2017.  Ms. Duarte served as senior vice president and chief accounting officer of its advisor from November 2013 to December 2017.  Ms. Duarte served as senior vice president and chief accounting officer of CNL Growth Properties, Inc., a public non-traded REIT from June 2012 until its dissolution in October 2017.  Ms. Duarte served as senior vice president of its advisor from November 2013 to December 2017.  She also served as senior vice president and chief accounting officer of Global Income Trust, Inc., a public non-traded REIT, from June 2012 until its dissolution in December 2015, and served as a senior vice president of its advisor from November 2013 to December 2016.  Prior to rejoining CNL affiliates in January 2012, Ms. Duarte served as controller at GE Capital, Franchise Finance from February 2007 through January 2012.  Ms. Duarte served as senior vice president and chief accounting officer of Trustreet Properties, Inc., a publicly traded REIT, from February 2005 until the sale of Trustreet to GE Capital in February 2007.  Ms. Duarte served as vice president and controller of CNL

Restaurant Properties, Inc. from November 1999 through February 2005 and held various positions with CNL affiliates from September 1995 to February 2005, including director of accounting, controller, chief financial officer, secretary and treasurer. Prior to joining CNL’s affiliates, Ms. Duarte worked in the New York City audit practice of KPMG, LLP from September 1988 through August 1990 and for the Orlando, FL audit practice of Coopers & Lybrand from September 1990 through September 1995.  She received a B.S. in accounting from the Wharton School of the University of Pennsylvania in 1988 and is a certified public accountant and a chartered global management accountant.

John F. Starr.  Chief Operating Officer and Senior Vice President.  Mr. Starr has served as the Company’s chief operating officer since February 2018 and as senior vice president since January 2016. Mr. Starr has served as senior vice president of our advisor since its inception on July 9, 2015, and as chief operating officer since July 2018. Mr. Starr has served as chief operating officer of CNL Healthcare Properties, Inc., a public, non-traded REIT, since February 2018 and as senior vice president since January 2016.  He has served as senior vice president of CNL Healthcare Corp., the advisor to CNL Healthcare Properties, Inc. since March 2013, and as chief operating officer since July 2018. Mr. Starr served as senior vice president of CNL Lifestyle Properties, Inc., from March 2013 until its dissolution in December 2017.  Mr. Starr served as chief portfolio management officer of CNL Growth Properties, Inc., a public, non-traded REIT from December 2012 until its dissolution in October 2017.    Since 2002, Mr. Starr has held various positions with multiple CNL affiliates.  Mr. Starr served as chief portfolio management officer of Global Income Trust, Inc. from December 2012 until its dissolution in December 2015.  Mr. Starr has served as group chief operating officer at CNL Financial Group Investment Management, LLC since February 2018, and served as chief portfolio management officer (January 2013 to November 2015) and chief portfolio officer (November 2015 to February 2018) responsible for developing and implementing strategies to maximize the financial performance of CNL’s real estate portfolios.  He also served as a senior vice president of CNL Private Equity Corp. from December 2010 until his appointment as the chief portfolio management officer.  Between June 2009 and December 2010, he served as CNL Private Equity Corp.’s senior vice president of asset management, responsible for the oversight and day-to-day management of all real estate assets from origination to disposition.  At CNL Management Corp., Mr. Starr served as senior vice president of asset management, from June 2007 to December 2010.  Between January 2004 and February 2005, Mr. Starr served as vice president of real estate portfolio management at Trustreet, and from February 2005 to February 2007, he served as Trustreet’s vice president of special servicing, and as president of a Trustreet affiliate, where he was responsible for the resolution and value optimization of distressed leases and loans.  From February 2007 to May 2007, following the sale of Trustreet to GE Capital, he served as GE Capital, Franchise Finance’s vice president of special servicing, before rejoining CNL affiliates in June 2007.  Between May 2002 and January 2004, Mr. Starr was assistant vice president of special servicing at CNL Restaurant Properties, Inc.  Prior to joining CNL’s affiliates, Mr. Starr served in various positions in the credit products management group at Wachovia Bank, Orlando, Florida, from December 1997 to May 2002.  Mr. Starr received a B.S. in business and an M.B.A. from the University of Florida in 1997 and 2007, respectively.

Tracey B. Bracco, General Counsel, Vice President and Secretary.  Ms. Bracco has served as our general counsel and secretary since August 23, 2016 and as our vice president since January 2016. Ms. Bracco has served as vice president of our advisor since its inception on July 9, 2015 and has served as secretary of our advisor since March 16, 2018.  Ms. Bracco previously served as our assistant general counsel and assistant secretary from January 2016 until August 2016.  Ms. Bracco has served as group general counsel, fund management of CNL Financial Group Investment Management, LLC since May 2018 and previously served as deputy general counsel, real estate (March 2016 to May 2018) and previously served as assistant general counsel (April 2013 to March 2016), where she oversees the non-traded real estate investment trusts, as well as supervising the acquisition and asset management functions relating to fund management for CNL.  Ms. Bracco has served as general counsel, senior vice president and Secretary of CNL Healthcare Properties, Inc., a public-non-traded REIT since March 2018.  She previously served as assistant general counsel and assistant secretary from June 2014 to March 2018 and as vice president from March 2013 to March 2018. Ms. Bracco has also served as vice president of CNL Healthcare Corp., the advisor to CNL Healthcare Properties, Inc., since November 2013. Ms. Bracco serves as general counsel of CNL Strategic Capital, LLC, a public, non-traded operating company formed to acquire debt and equity of private U.S. businesses. Ms. Bracco served as assistant general counsel and assistant secretary of CNL Lifestyle Properties, Inc., a public, non-traded REIT, from June 2014 and as vice president from March 2013 until its dissolution on December 29, 2017.  Ms. Bracco has also served as vice president of its advisor, CNL Lifestyle Advisor Corporation, from November 2013 to December 31, 2017.  Prior to joining CNL Lifestyle Properties, Inc., Ms. Bracco spent six years in private legal practice, primarily at the law firm of Lowndes, Drosdick, Doster, Kantor & Reed, P.A., in Orlando, Florida.  Ms. Bracco is licensed to practice law in Florida and is a member of the Florida Bar Association and the Association of Corporate Counsel.  She received a B.S. in Journalism from the University of Florida and her J.D. from Boston University School of Law.

L. Burke Rainey. Chief Accounting Officer and Vice President. Mr. Rainey has served as the Company’s chief accounting officer and vice president since June 2017.  He previously served as our controller from the Company’s inception to June 2017.  Mr. Rainey has also served as chief accounting officer and vice president of CNL Healthcare Properties, Inc., a public, non-traded REIT, since June 2017, and previously served as controller from April 2014 to June 2017 and as director of accounting and financial reporting from November 2012 to March 2014.  During this time, Mr. Rainey also served in comparable positions at CNL Global Income Trust, Inc., a public, non-traded REIT, from November 2012 through the completion of its exit strategy and dissolution in December 2015.  Prior to joining the Company, Mr. Rainey worked in the assurance practice of Ernst & Young LLP’s Miami office; most recently serving as an audit manager on several multinational clients.  He is a licensed certified public accountant in the State of Florida and a chartered global management accountant.  Mr. Rainey is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certificate Public Accountants.  Mr. Rainey received a B.B.A with a major in accountancy and an M.S.A with a concentration in financial reporting and assurance services from the Mendoza College of Business at the University of Notre Dame.

Audit Committee

The Company has a standing Audit Committee, the members of which are selected by the Board each year. The current membership of the Audit Committee and other descriptive information is summarized below.

Independent Directors	Position
Douglas N. Benham
Dianna F. Morgan	M
# of 2018 Meetings	4

Committee Chair, Audit Committee Financial Expert, M Committee Member

The Audit Committee operates under a written charter adopted by the Board, which can be found in the Corporate Governance section of the Investor Resources page of our website, CNLHealthcarePropertiesII.com.

The Audit Committee assists the Board by providing oversight responsibilities relating to the following:

•	The integrity of financial reporting;
•	The independence, qualifications and performance of our independent auditors;
•	Our systems of internal controls;
•	The performance of our internal audit function; and
•	Compliance with management’s audit, accounting and financial reporting policies and procedures.

In addition, the Audit Committee engages and is responsible for the compensation and oversight of the Company’s independent auditors and internal auditors. In performing these functions, the Audit Committee meets periodically with the independent auditors, management and internal auditors (including private sessions) to review the results of their work.

The Board has determined that each member of the Audit Committee is independent under our Charter, the Exchange Act and the listing standards of the NYSE, as currently in effect. In addition, the Audit Committee determined that Mr. Benham is an “audit committee financial expert” under the rules and regulations of the Commission for purposes of Section 407 of the Sarbanes-Oxley Act of 2002.

Other Board Committees

In September 2017, the Board initiated a process to estimate the Company’s net asset value per share and created a new committee, comprised solely of Independent Directors, charged with oversight of the Company’s valuation process (the “Valuation Committee”).

In August 2018, the Board appointed a special committee comprised solely of independent directors (the “Special Committee”) to review and evaluate the possible strategic alternatives and to act as independent and disinterested directors for purposes of Maryland law with respect to the review of possible strategic alternatives and all matters pertaining thereto.

Currently, the Company does not have a nominating committee or a compensation committee. The Board is of the view that it is not necessary to have a nominating committee at this time because the Board is composed of only four members, a majority of whom are “independent” (as defined under our Charter, the Exchange Act and the listing standards of the NYSE, as currently in effect). The Board does not have a compensation committee because the Company is externally advised and does not have any employees. We do not separately compensate our executive officers for their services as officers. At such time, if any, as the Company’s shares of common stock are listed on a national securities exchange such as the NYSE or the NASDAQ

Stock Market, or the Company has employees to whom it directly provides compensation, the Board will form a compensation committee, the members of which will be selected by the full Board annually.

Committee Charters and Other Corporate Governance Documents

The Board has adopted corporate governance policies and procedures that the Board believes are in the best interest of the Company and its stockholders as well as compliant with the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, more particularly:

•	A majority of the Board and all of the members of the Audit Committee are independent, as discussed above under “Board Structure and Director Independence.”
•	The Board has adopted a charter for the Audit Committee; and one member of the Audit Committee is an “audit committee financial expert” as defined in the Commission rules.
•	The Audit Committee hires, determines compensation of, and decides the scope of services performed by the Company’s independent auditors.
•

The Company has adopted a Code of Business Conduct that applies to all directors, managers, officers and employees of the Company, as well as all directors, managers, officers and employees of our Advisor. The Code of Business Conduct sets forth the basic principles to guide their day-to-day activities.

•

The Company has adopted a Whistleblower Policy that applies to the Company and all employees of the Advisor, and establishes procedures for the anonymous submission of employee complaints or concerns regarding financial statement disclosures, accounting, internal accounting controls or auditing matters.

The Audit Committee Charter, and the Whistleblower Policy and the Code of Business Conduct are available in the Corporate Governance section of the Investor Resources page of our website, CNLHealthcarePropertiesII.com, and will be sent to any stockholder who requests them from CNL Client Services, 450 South Orange Avenue, Orlando, Florida 32801, (866) 650-0650.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors are required under Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) to file with the Commission reports regarding their ownership and changes in their ownership of the Company’s securities. Copies of those reports must also be furnished to us. Based solely on a review of the copies of reports furnished to us with respect to 2018 and written representations that no other reports were required, we believe that our executive officers and directors have complied in a timely manner with all applicable Section 16(a) filing requirements.

Item 11.	EXECUTIVE COMPENSATION

Board of Directors Report on Compensation

The following report of the Board should not be deemed “filed” with the Commission or incorporated by reference into any other filing the Company makes under the Securities Act or the Exchange Act except to the extent the Company specifically incorporates this report by reference therein.

The Board reviewed and discussed with management the Compensation Discussion and Analysis set forth below (“CD&A”).  Based on the Board’s review of the CD&A and the Board’s discussions of the CD&A with management, the Board approved including the CD&A in this Annual Report on Form 10-K for filing with the SEC.

The Board of Directors
Stephen H. Mauldin
Douglas N. Benham
Dianna F. Morgan

Compensation Discussion and Analysis

The Company has no employees and all of its executive officers are officers of the Advisor and/or one or more of the Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to the Company. The Company does not separately compensate its executive officers for their service as officers. The Company did not pay any annual salary or bonus or long-term compensation to its executive officers for services rendered in all capacities to the Company during the year ended December 31, 2018. See “Certain Relationships and Related Transactions” for a description of the fees paid and expenses reimbursed to the Advisor and its affiliates.

If the Company determines to compensate named executive officers in the future, the board of directors will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of the Company’s shares.

Compensation of Directors

One of our directors, Mr. Mauldin, is employed by and receives compensation from affiliates of our Advisor.  We do not separately compensate him for his services as a director to the Company.  Below is information regarding the compensation program in effect during 2018 for our independent directors:

Annual Board Retainer	$25,000
Annual Audit Committee Retainer	$10,000 - Audit Committee Chair
Annual Special Committee Retainer	$15,000 – Special Committee Chair $10,000 – Member of Special Committee
Board and Committee Meeting Attendance Fees	$2,000 for each Board and Committee Meeting attended
Other Fees	$2,000 per day for other meetings and Company related business outside of normally scheduled Board meetings, however, no compensation is paid for attending Annual Meetings of Stockholders.

In addition to the above annual retainers and fees, we pay for or reimburse our independent directors for their meeting-related expenses. The purpose of our independent director compensation program is to allow us to continue to attract and retain qualified Board members and recognize the significant commitment required of our directors.

The following table gives information regarding the compensation we provided to our directors in 2018.

Director Compensation - 2018 Fiscal Year Name	Fees Earned or Paid in Cash (1)	Total Compensation
Stephen H. Mauldin (Chairman)	$—	$—
Douglas N. Benham	68,500	68,500
J. Chandler Martin (2)	44,250	44,250
Dianna F. Morgan	61,000	61,000

FOOTNOTES:

(1)	All amounts paid in 2018 were earned in 2018.
(2)	Mr. Chan Martin resigned from his position on the Board and all committees thereof, effective September 30, 2018
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the shares of the Company’s common stock beneficially owned by each director and nominee, by each executive officer and by all executive officers and directors as a group, based upon information furnished by such stockholders, directors and officers. Unless otherwise noted below, such persons have sole investment and voting power over the shares. The address of the named officers and directors is CNL Center at City Commons, 450 South Orange Avenue, Orlando, Florida 32801.

The number of shares of our common stock beneficially owned by any director or executive officer did not exceed 1% of the total shares outstanding at March 20, 2019.

Name	Number of Shares	% of Shares
James M. Seneff, Jr. (1)	235,586	4.8%
Stephen H. Mauldin	2,678	0.1%
Douglas N. Benham	─	─
Dianna F. Morgan	─	─
Ixchell C. Duarte	─	─
John F. Starr	6,791	0.1%
Tracey B. Bracco	─	─
L. Burke Rainey	─	─
All directors and executive offers as a group (7 persons)	245,065	5.0%

FOOTNOTE:

(1)

Represents shares held of record by our Advisor, CHP II Advisors, LLC.  While not an executive officer or director of the Company, Mr. Seneff controls the Company’s Advisor and other affiliates and therefore has been included in the above table.

Five Percent Stockholders

There are no persons who are known to us to be the beneficial owners of more than 5% of our outstanding common stock as of December 31, 2018 or March 20, 2019.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is externally advised by the Advisor and has no direct employees. In addition, certain directors and officers hold similar positions with the Dealer Manager, our Advisor or their affiliates.  In connection with services provided to the Company, affiliates are entitled to certain fees as described in Note 9 “Related Party Arrangements” in Item 8 “Financial Statements and Supplementary Data.”

During 2018, the Company’s Total Operating Expenses incurred represented approximately 2.4% of Average Invested Assets, as each term is defined in the Company’s Charter.  During 2018, the Company’s Total Operating Expenses incurred represented approximately 184.8% of Net Income, as each item is defined in the Company’s Charter.

Policies Regarding Transactions with Certain Affiliates

Item 404 of the Commission’s Regulation S-K requires disclosure by the Company of any transaction between the Company and any related persons the amount of which exceeds $120,000 in which any related person had or will have a direct or indirect material interest. Related parties include any executive officers, directors, director nominees, beneficial owners of more than 5% of the Company’s voting securities, immediate family members of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed and in which such person has 10% or greater beneficial ownership interest.

In order to reduce or eliminate certain potential conflicts of interest, the Charter contains restrictions and/or the Board has adopted written procedures, relating to (i) transactions between the Company and its Advisor or its affiliates and (ii) allocation of properties and loans among certain affiliated entities. These restrictions include the following:

Advisor Compensation. The Independent Directors will evaluate at least annually whether the compensation that we contract to pay to our Advisor and its affiliates is reasonable in relation to the nature and quality of services performed and whether such compensation is within the limits prescribed by the Charter. The Independent Directors will supervise the performance of our Advisor and its affiliates and the compensation we pay to them to determine whether the provisions of our compensation arrangements are being carried out.

Our Acquisitions. The Company will not purchase or lease properties in which the Sponsor, the Advisor, any of our directors or any of their affiliates has an interest without the determination by a majority of the directors (including a majority of the Independent Directors) not otherwise interested in such transaction that such transaction is fair and reasonable to the Company and at a price no greater than the cost of the asset to the affiliated seller or lessor, unless there is substantial justification for the excess amount and such excess amount is reasonable. In no event may the Company acquire any such real property at an amount in excess of its current appraised value.

Our Charter provides that the consideration we pay for real property will ordinarily be based on the fair market value of the property as determined by a majority of the members of the Board, or the approval of a majority of the members of a committee of the Board, provided that the members of the committee approving the transaction would also constitute a majority of the Board. In cases in which a majority of our Independent Directors so determine, and in all cases in which real property is acquired from our Advisor, our Sponsor, any of our directors or any of their affiliates, the fair market value shall be determined by an independent expert selected by our Independent Directors and having no material current or prior business or personal relationship with our Advisor or any of our directors.

Mortgage Loans Involving Affiliates. Our Charter prohibits us from investing in or making mortgage loans in which the transaction is with the Sponsor, the Advisor, any of our directors or any of their affiliates, unless an independent expert appraises the underlying property. We must keep the appraisal for at least five years and make it available for inspection and duplication by any of our stockholders. In addition, a mortgagee’s or owner’s title insurance policy or commitment as to the priority of the mortgage or the condition of the title must be obtained. Our Charter prohibits us from making or investing in any mortgage loans that are subordinate to any mortgage or equity interest of our Advisor, our Sponsor, any of our directors or any of their affiliates.

Other Transactions Involving Affiliates. A majority of the Board, including a majority of the Independent Directors, not otherwise interested in the transactions must conclude that all other transactions, including joint ventures, between us and our Advisor, our Sponsor, any of our directors or any of their affiliates, are fair and reasonable to us and are either on terms and conditions not less favorable to us than those available from unaffiliated third parties or, in the case of joint ventures, on substantially the same terms and conditions as those received by the other joint venturers.

Limitation on Operating Expenses. On the earlier of four full fiscal quarters after (i) we make our first investment or (ii) six months after the date on which we commenced this public offering, our Advisor must reimburse us the amount by which our aggregate total operating expenses (as defined in the Advisory Agreement) for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets (as defined in the Advisory Agreement) or 25% of our net income, unless the Independent Directors have determined that such excess expenses were justified based on unusual and non-recurring factors.

Issuance of Options and Warrants to Certain Affiliates. We will not issue options or warrants to purchase our common stock to our Advisor, any of our directors, our Sponsor or any of their affiliates, except on the same terms as such options or warrants are sold to the general public. We may issue options or warrants to persons other than our Advisor, our directors, our Sponsor and any of their affiliates prior to listing our common stock on a national securities exchange, but not at exercise prices less than the fair market value of the underlying securities on the date of grant and not for consideration (which may include services) that in the judgment of the Independent Directors has a market value less than the value of such option or warrant on the date of grant. Any options or warrants we issue to our Advisor, any of our directors, our Sponsor or any of their affiliates shall not exceed an amount equal to 10% of the outstanding shares of our common stock on the date of grant.

Repurchase of Our Shares. Our Charter provides that we may not voluntarily repurchase shares of our common stock if such repurchase would impair our capital or operations. In addition, our Charter prohibits us from paying a fee to our Advisor, our Sponsor, any of our directors or any of their affiliates in connection with our repurchase of our common stock.

Loans. We will not make any loans to our Advisor, our Sponsor, any of our directors or any of their affiliates. In addition, we will not borrow from these affiliates unless a majority of the Board, including a majority of the Independent Directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. These restrictions on loans will only apply to advances of cash that are commonly viewed as loans, as determined by the Board.

Voting of Shares Owned by Affiliates. Our Advisor, any of our directors and any affiliates thereof cannot vote their shares of common stock regarding (i) the removal of any of these affiliates or (ii) any transaction between them and us.

Investment Allocation Procedures. Our Sponsor or its affiliates currently and in the future may offer interests in one or more public or private programs that are permitted to purchase properties of the type to be acquired by us and/or to make or acquire loans or other investments. Subject to the provisions below as specifically applicable to CNL Healthcare Properties, Inc., the Board and our Advisor have agreed that, in the event an investment opportunity becomes available which is suitable for both us and a public or private entity with which our Advisor or its affiliates are affiliated (but not including CNL Healthcare Properties, Inc.) and for which both entities have sufficient uninvested funds, then the entity which has had the longest period of time elapse since it was offered an investment opportunity will first be offered the investment opportunity. The Board and our Advisor have agreed that for purposes of this conflict resolution procedure, an investment opportunity will be considered

“offered” to us when an opportunity is presented to our Board for its consideration. In determining whether or not an investment opportunity is suitable for more than one program, our Sponsor and its affiliates, in collaboration with our Advisor, will examine such factors, among others, as the cash requirements of each program, the effect of the acquisition both on diversification of each program’s investments by types of properties and geographic area, and on diversification of the tenants of our properties, the anticipated cash flow of each program, the size of the investment, the amount of funds available to each program and the length of time such funds have been available for investment. If a subsequent development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of our Advisor, our Sponsor and its affiliates, to be more appropriate for an entity other than the entity which committed to make the investment, then the investment may be reallocated to the other entity. However, our Advisor has the right to agree that the other entity may make the investment.

In addition to and notwithstanding the foregoing, a particular investment opportunity may be suitable for both us and CNL Healthcare Properties, Inc. With regard to the allocation of investment opportunities between us and CNL Healthcare Properties, Inc., all potential investment opportunities that satisfy the investment criterion deemed suitable for both us and CNL Healthcare Properties, Inc. will be evaluated and administered by an investment allocation committee of an affiliate of our Sponsor. The investment allocation committee will be comprised of officers of our Advisor or its affiliates.

In the event that an investment opportunity becomes available that is suitable for both us and CNL Healthcare Properties, Inc. and for which both entities have sufficient uninvested funds, the investment opportunity will be evaluated by the investment allocation committee and presented to our Advisor and to the advisor of CNL Healthcare Properties, Inc., each of whom will be given a reasonable amount of time to evaluate and express their interest in the opportunity. If only one of either us or CNL Healthcare Properties, Inc. expresses an interest in the opportunity, the opportunity will be allocated to the interested entity, with no action by the investment allocation committee. If, however, both entities express interest in the opportunity, the investment allocation committee will consider and conclusively determine the allocation of the investment. In rendering a decision regarding the allocation of an investment opportunity, the investment allocation committee will comparatively examine such factors, among others that the investment allocation committee may deem relevant, as (i) the existing relationship between a program and the seller, expected tenant, developer, lender or other relevant counterparty for the prospective investment, (ii) the cash requirements of each program, (iii) the effect of the acquisition both on diversification of each program’s investments by types of properties and geographic area, and on diversification of the tenants of each program’s respective properties, (iv) the anticipated cash flow of each program, (v) the size of the investment in conjunction with an analysis of the absolute and relative amount of funds available to each program, (vi) any limitations or restrictions on the availability of funds for investment (in total and by property type) by each program and (vii) the length of time such funds have been available for investment. If a subsequent development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of the investment allocation committee, to be more appropriate for an entity other than the entity which committed to make the investment, then the investment may be reallocated to the other entity. However, our Advisor has the right to agree that the other entity may make the investment. Further, if an investment opportunity has been offered to either us or CNL Healthcare Properties, Inc. after consideration by the investment allocation committee, and the selected entity ultimately does not proceed with the investment opportunity, the other entity will be free to pursue the opportunity.

Allocation decisions by the investment allocation committee require participation by a majority of the members of the committee, either in person (including by telephone, video conference or other similar means), or by email or proxy, and will be determined by a majority vote. Any member of the investment allocation committee may appoint an alternate to act in his or her place, or may grant his or her proxy, as necessary. A record of all allocations made and the reasons therefore will be maintained by the investment allocation committee.

The foregoing policy regarding the allocation of investment opportunities shall apply between us and CNL Healthcare Properties, Inc. and will remain in effect until such time as either we or CNL Healthcare Properties, Inc. are no longer advised by affiliates of CNL, or otherwise in the event of a listing of our shares. It is the duty of our Board, including our Independent Directors, to ensure that these allocation policies are applied fairly to us.

Board Structure and Director Independence

Under our organizational documents, we must have at least three but not more than eleven directors. The Board has currently set the number of directors at three. A majority of these directors must be “independent.” An “Independent Director” is defined under our Second Articles of Amendment and Restatement (the “Charter”) as one who is not, and within the last two years has not been, directly or indirectly associated with the Company, the Sponsor or the Advisor by virtue of (i) owning any interest in, being employed by, having any material business or professional relationship with or serving as an officer or director of our Sponsor, Advisor or their affiliates, (ii) serving as a director of more than three REITs sponsored by our Sponsor or advised by our Advisor, or (iii) performing services (other than as an Independent Director) for the Company. An indirect relationship shall include circumstances in which a director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with the Sponsor, the Advisor, any of their affiliates or the Company. A business or professional relationship is considered material if the gross revenue derived by the director from the Sponsor, the Advisor and any of their affiliates exceeds five percent of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. The Board annually reviews business and professional relationships of directors in order to make a determination as to the independence of each director. Only those directors whom the Board determines have no material relationship with us or our affiliates that would impair their independent judgment are considered Independent Directors. The Board has considered the independence of each director and nominee for election as a director in accordance with (i) the elements of independence set forth in our Charter, (ii) the requirements set forth in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and applicable Commission rules, and (iii) the elements of independence in the listing standards of the NYSE, even though our shares are not listed on the NYSE. Based upon information solicited from each director, the Board has affirmatively determined that each of Messrs. Benham, Martin and Morgan has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) other than as a director of the Company and each satisfies the elements of independence set forth in our Charter, the Exchange Act and in the listing standards of the NYSE, as currently in effect. There are no familial relationships between any of our directors and executive officers.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

Ernst & Young, LLP serves as the Company’s principal accounting firm and audited the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017.

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our financial statements for the years ended December 31, 2018 and 2017, and fees billed for other services rendered (for audit and non-audit services and all “out-of-pocket” costs incurred in connection with these services) by Ernst & Young LLP during these periods.

	Years Ended
	December 31,
	2018	2017
Audit fees	$107,500	$57,500
Audit-related fees	15,300	9,000
Tax fees	32,754	21,356
All other fees	―	―
Total	$155,554	$87,856

Audit Fees – Consists of professional services rendered in connection with the annual audit of the Company’s consolidated financial statements included in the Company’s annual report on Form 10-K and quarterly reviews of the Company’s interim financial statements included in the Company’s quarterly reports on Form 10-Q.  Audit fees also include fees for services performed by our independent auditors that are closely related to the audit and in many cases could only be provided by the Company’s independent auditors.  Such services include consents related to the Company’s registration statements, assistance with, and review of, other documents filed with the Commission and accounting advice on completed transactions.

Audit-Related Fees – Consists of services related to audits of properties acquired, due diligence services related to contemplated property acquisitions and accounting consultations.

Tax Fees – Consists of services related to corporate tax compliance, included preparation of corporate tax returns, review of the tax treatments for certain expenses and tax due diligence relating to acquisitions.

All Other Fees – There were no professional services rendered by our independent auditors that would be classified as other fees during the years ended December 31, 2018 and 2017.

Audit Committee Pre-Approval Policy

Under the Company’s Audit Committee Charter, the Audit Committee must pre-approve all audit and non-audit services provided by the independent auditors in order to assure that the provisions of such services do not impair the auditor’s independence. The policy, as described below and set forth in the Audit Committee Charter sets forth conditions and procedures for such pre-approval of services to be performed by the independent auditor and utilizes both a framework of general pre-approval for certain specified services and specific pre-approval for all other services.

The annual audit services, as well as all audit-related services (assurance and related services that are reasonably related to the performance of the auditor’s review of the financial statements or that are traditionally performed by the independent auditor), requires the specific pre-approval of the Audit Committee. The Audit Committee may, however, grant general pre-approval for other audit services, which are those services that only the independent auditor reasonably can provide (such as comfort letters or consents). The Audit Committee has pre-approved all tax services and may grant general pre-approval for those permissible non-audit services that it has classified as “all other services” because it believes such services are routine and recurring services, and would not impair the independence of the auditor.

The fee amounts for all services to be provided by the independent auditor are established annually by the Audit Committee, and any proposed service fees exceeding approved levels will require specific pre-approval by the Audit Committee. Requests to provide services that require specific approval by the Audit Committee are submitted to the Audit Committee by the independent auditor, the chief financial officer and the chief executive officer, and must include a joint statement as to whether, in their view, the request is consistent with the Commission’s rules on auditor independence.

Audit Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the Commission, nor shall such information be incorporated by reference into any previous or future filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act except to the extent that the Company incorporates it by specific reference.

Review and Discussions with Management. The Audit Committee has reviewed and discussed the Company’s audited financial statements for the year ended December 31, 2018 with the management of the Company. The Audit Committee also discussed with the Company’s senior management the process for certifications by the Company’s chief executive officer and chief financial officer required by the Commission and the Sarbanes-Oxley Act of 2002 for certain of the Company’s filings with the Commission.

Review and Discussions with Independent Auditors. The Audit Committee has discussed with Ernst & Young LLP, the Company’s independent registered certified public accounting firm, the matters required to be discussed by the Public Company Accounting Oversight Board Standard No. 16, “Communications with Audit Committees”, which includes, among other items, matters related to the conduct of the audit of the Company’s financial statements.  In addition, the Audit Committee has reviewed the selection, application and disclosure of the Company’s critical accounting policies.  The Audit Committee also received from Ernst & Young LLP the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding Ernst & Young LLP’s communications with the Audit Committee concerning independence, and discussed with Ernst & Young LLP their independence from us. In addition, the Audit Committee considered whether Ernst & Young LLP’s provision of non-audit services is compatible with Ernst & Young LLP’s independence.

Conclusion. Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the Company’s audited financial statements be included in the 2018 Annual Report on Form 10-K for filing with the Commission.

The Audit Committee:
Douglas N. Benham
Dianna F. Morgan

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:

CNL Healthcare Properties II, Inc.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2018

Item 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.17

Asset Purchase Agreement between The Crossings At Riverview, LLC, SSL Riverview, LLC and CHP II Partners, LP, dated July 3, 2018 (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2018 and incorporated herein by reference.)

10.18

Loan Agreement among CHP II Riverview FL Owner, LLC, CHP II Riverview FL Tenant, LLC, and Florida Community Bank, N.A., dated August 31, 2018 (Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2018 and incorporated herein by reference.)

10.19

Promissory Note among CHP II Riverview FL Owner, LLC, CHP II Riverview FL Tenant, LLC, and Florida Community Bank, N.A., dated August 31, 2018 (Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2018 and incorporated herein by reference.)

10.20

Payment Guaranty between CNL Healthcare Properties II, Inc. and Florida Community Bank, N.A., dated August 31, 2018 (Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2018 and incorporated herein by reference.)

10.21

Mortgage among CHP II Riverview FL Owner, LLC, CHP II Riverview FL Tenant, LLC, and Florida Community Bank, N.A., dated August 31, 2018 (Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2018 and incorporated herein by reference.)

10.22	Management Services Agreement dated September 1, 2018, by and between Foster Development, Inc. and CHP II Riverview FL Tenant, LLC (Filed herewith)

21	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties II, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties II, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1

Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties II, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101

The following materials from CNL Healthcare Properties II, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 20th day of March 2019.

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

Signature	Title	Date

/s/ Stephen H. Mauldin	Chairman of the Board, Chief	March 20, 2019
STEPHEN H. MAULDIN	Executive Officer and President
(Principal Executive Officer)
/s/ Douglas N. Benham	Director	March 20, 2019
DOUGLAS N. BENHAM

/s/ Dianna F. Morgan	Director	March 20, 2019
DIANNA F. MORGAN

Chief Financial Officer, Senior Vice
/s/ Ixchell C. Duarte	President and Treasurer	March 20, 2019
IXCHELL C. DUARTE	(Principal Financial Officer)

Chief Accounting Officer and
/s/ L. Burke Rainey	Vice President	March 20, 2019
L. BURKE RAINEY	(Principal Accounting Officer)