Form 10-Q
period 2019-03-31
CNL Healthcare Properties II, Inc.
filed 2019-05-09
CIK 1648383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares of the registrant’s outstanding common stock as of May 7, 2019 was 4,899,139 Class A shares.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

Item 1. Condensed Consolidated Financial Information

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2019	2018
Real estate investment properties, net	$42,606,568	$42,969,180
Assets held for sale, net	14,172,336	14,202,202
Cash	7,617,179	8,003,576
Intangibles, net	1,240,867	1,497,809
Other assets	289,453	382,637
Restricted cash	290,368	233,971
Total assets	$66,216,771	$67,289,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage loans, net	$18,679,824	$18,665,013
Liabilities associated with assets held for sale	6,210,165	6,247,187
Accounts payable and accrued liabilities	647,106	497,081
Other liabilities	146,759	128,957
Due to related parties	129,278	85,902
Total liabilities	25,813,132	25,624,140
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; none issued or outstanding	―	―
Class A Common stock, $0.01 par value per share, 1,200,000,000 shares authorized; 4,899,139 and 4,899,139 shares both issued and outstanding, respectively	48,995	48,995
Class T Common stock, $0.01 par value per share, 700,000,000 shares authorized; none issued or outstanding	―	―
Class I Common stock, $0.01 par value per share, 100,000,000 shares authorized; none issued or outstanding	―	―
Capital in excess of par value	48,039,220	48,039,220
Accumulated loss	(4,020,283)	(3,464,160)
Accumulated distributions	(3,664,293)	(2,958,820)
Total stockholders' equity	40,403,639	41,665,235
Total liabilities and stockholders' equity	$66,216,771	$67,289,375

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Resident fees and services	$2,198,350	$1,124,525
Total revenues	2,198,350	1,124,525
Operating expenses:
Property operating expenses	1,392,468	617,148
General and administrative expenses	403,247	319,233
Acquisition fees and expenses	—	818
Property management fees	109,747	73,962
Depreciation and amortization	670,181	323,724
Total operating expenses	2,575,643	1,334,885
Operating loss	(377,293)	(210,360)
Other income (expense):
Interest and other income	6,225	22
Interest expense and loan cost amortization	(257,569)	(181,084)
Total other expense	(251,344)	(181,062)
Loss before income taxes	(628,637)	(391,422)
Income tax expense	(30,533)	(31,356)
Loss from continuing operations	(659,170)	(422,778)
Income from discontinued operations	103,047	32,540
Net loss	$(556,123)	$(390,238)
Class A common stock (basic and diluted):
Net loss attributable to Class A stockholders	$(556,123)	$(95,926)
Net loss per share of Class A common stock outstanding	$(0.11)	$(0.12)
Weighted average number of Class A common shares outstanding	4,899,139	825,185
Distributions declared per Class A common share	$0.1440	$0.1440
Class T common stock (basic and diluted):
Net loss attributable to Class T stockholders	$—	$(269,815)
Net loss per share of Class T common stock outstanding	$—	$(0.12)
Weighted average number of Class T common shares outstanding	—	2,321,014
Distributions declared per Class T common share	$—	$0.1178
Class I common stock (basic and diluted):
Net loss attributable to Class I stockholders	$—	$(24,497)
Net loss per share of Class I common stock outstanding	$—	$(0.12)
Weighted average number of Class I common shares outstanding	—	210,726
Distributions declared per Class I common share	$—	$0.1312

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Common Stock
	Class A		Class T		Class I		Capital in			Total
	Number	Par	Number	Par	Number	Par	Excess of	Accumulated	Accumulated	Stockholders'
	of Shares	Value	of Shares	Value	of Shares	Value	Par Value	Loss	Distributions	Equity
Balance at December 31, 2018	$4,899,139	$48,995	―	$—	―	$—	$48,039,220	$(3,464,160)	$(2,958,820)	$41,665,235
Net loss	―	―	―	―	―	―	―	(556,123)	―	(556,123)
Cash distributions declared	―	―	―	―	―	―	―	―	(705,473)	(705,473)
Balance at March 31, 2019	$4,899,139	$48,995	―	$—	―	$—	$48,039,220	$(4,020,283)	$(3,664,293)	$40,403,639
Balance at December 31, 2017	$808,011	$8,080	2,049,223	$20,492	160,490	$1,605	$28,984,932	$(1,658,977)	$(846,200)	$26,509,932
Subscriptions received for common stock,
including distribution reinvestments	28,955	290	567,249	5,672	92,413	924	7,180,587	―	―	7,187,473
Stock dividends issued	2,444	24	6,662	67	586	6	(97)	―	―	―
Redemptions of common stock	―	―	(2,358)	(25)	―	―	(25,357)	―	―	(25,382)
Stock issuance and offering costs	―	―	―	―	―	―	(590,975)	―	―	(590,975)
Net loss	―	―	―	―	―	―	―	(390,238)	―	(390,238)
Cash distributions declared	―	―	―	―	―	―	―	―	(402,305)	(402,305)
Balance at March 31, 2018	$839,410	$8,394	2,620,776	$26,206	253,489	$2,535	$35,549,090	$(2,049,215)	$(1,248,505)	$32,288,505

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net cash flow provided by (used in) operating activities – continuing operations	$319,688	$(23,713)
Net cash flow provided by operating activities – discontinued operations	106,413	180,603
Net cash flows provided by operating activities	426,101	156,890
Investing activities:
Capital expenditures	(50,628)	(3,719)
Net cash used in investing activities – continuing operations	(50,628)	(3,719)
Net cash used in investing activities – discontinued operations	—	(6,911)
Net cash used in investing activities	(50,628)	(10,630)
Financing activities:
Subscriptions received for common stock through primary offering	—	6,962,029
Payment of underwriting compensation	—	(383,228)
Payment of cash distributions, net of distribution reinvestments	(705,473)	(176,860)
Redemptions of common stock	—	(25,382)
Payment of loan costs	—	(10,397)
Net cash flows (used in) provided by financing activities	(705,473)	6,366,162
Net (decrease) increase in cash and restricted cash	(330,000)	6,512,422
Cash and restricted cash at beginning of period, including assets held for sale	8,237,547	12,421,919
Cash and restricted cash at end of period, including assets held for sale	$7,907,547	$18,934,341
Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Selling commissions and Dealer Manager fees	$—	$2,809
Annual distribution and stockholder servicing fee	$—	$1,031,613

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

1.	Organization

CNL Healthcare Properties II, Inc. (“Company”) is a Maryland corporation that incorporated on July 10, 2015 and elected to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the year ended December 31, 2017.  The Company is sponsored by CNL Financial Group, LLC (“Sponsor” or “CNL”) and is externally managed and advised by CHP II Advisors, LLC (“Advisor”), an affiliate of CNL.  The Advisor provides advisory services to the Company relating to substantially all aspects of its investments and operations, including real estate acquisitions and dispositions, asset management and other operational matters.

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

On August 31, 2018, the Company’s board of directors approved the termination of its Offering and the suspension of its Reinvestment Plan, effective October 1, 2018. The Company also suspended its share redemption plan (“Redemption Plan”) and discontinued its stock dividends concurrently.  In October 2018, the Company deregistered the unsold shares of its common stock under its previous registration statement on Form S-11.  Through the close of its Offering, the Company had received aggregate proceeds of approximately $51.2 million (4.9 million shares), including approximately $1.2 million (0.1 million shares) of proceeds pursuant to the Reinvestment Plan.  In 2018, the Company announced it had formed a special committee consisting solely of its independent directors (“Special Committee”) to consider possible strategic alternatives available to the Company, including, without limitation, (i) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (ii) a potential business combination or other transaction with an unrelated third-party or affiliated party of the Company’s Sponsor.  In January 2019, the Special Committee engaged SunTrust Robinson Humphrey, Inc., an investment banker, to act as a financial advisor to the aforementioned Special Committee and, subsequently, the Company committed to a plan to sell its medical office building (“MOB”), Mid America Surgery Institute (“Mid America Surgery”).

In March 2019, the Company entered into an asset purchase agreement (“Sale Agreement”) with HCP Medical Office Buildings, LLC related to the sale of Mid America Surgery for a gross sales price of $15.4 million (“MOB Sale”), subject to certain pro-rations and other adjustments as described in the Sale Agreement.  The anticipated net sales proceeds of the MOB Sale are expected to exceed the net carrying value of Mid America Surgery.  The Company completed the MOB Sale in May 2019; refer to Note 12. “Subsequent Events” for additional information.

In March 2019, in connection with the exploration of strategic alternatives, the Company’s board of directors suspended monthly cash distributions to stockholders effective April 1, 2019.  Accordingly, the Company’s board of directors does not currently intend to declare any regular distributions after the effective date of the suspension, though special distributions may be made from time to time from net sales proceeds received from the sale of properties.  In addition, in March 2019, the Company’s board of directors and its Advisor agreed to terminate the Expense Support Agreement effective April 1, 2019; refer to Note 8. “Related Party Arrangements” for additional information.

As of March 31, 2019, the Company owned three properties consisting of two seniors housing communities and one MOB, which has been classified as held for sale as further described in Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations.”  The Company has leased its two seniors housing properties to single member limited liability companies wholly-owned by TRS Holdings, a subsidiary of the Company.  TRS Holdings has engaged independent third-party managers under management agreements to operate the properties as permitted under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; whereas, its MOB has been leased on a net or modified gross basis to third-party tenants.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s operating results for the interim period presented.  Operating results for the three months ended March 31, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019.  Amounts as of December 31, 2018 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and its other subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

Assets Held For Sale, net and Discontinued Operations — The Company determines to classify a property as held for sale once management has the authority to approve and commits to a plan to sell the property, the property is available for immediate sale, there is an active program to locate a buyer, the sale of the property is probable and the transfer of the property is expected to occur within one year.  Upon the determination to classify a property as held for sale, the Company ceases recording further depreciation and amortization relating to the associated assets and those assets are measured at the lower of its carrying amount or fair value less disposition costs and are presented separately in the consolidated balance sheets for all periods presented.  In addition, the Company classifies assets held for sale as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.  For any disposal(s) qualifying as discontinued operations, the Company allocates interest expense and loan cost amortization that directly relates to any mortgage loan(s) collateralized by properties classified as discontinued operations.

Reclassifications – Certain amounts in the prior year’s condensed consolidated balance sheet, statement of operations and statement of cash flows have been reclassified to conform to the current year’s presentation, primarily related to the classification of the Company’s MOB property as held for sale and discontinued operations, with no effect on the other previously reported consolidated financial statements.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the Company’s condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Adopted Accounting Pronouncements — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU also requires qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases.  In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which includes a practical expedient for lessors that allows them to elect to not separate lease and non-lease components in a contract for the purpose of revenue recognition and disclosure if certain criteria are met.  The Company elected the practical expedient and applied the guidance to all of the leases that qualified under the established criteria.  In December 2018, the FASB issued ASU 2018-20, “Leases  (Topic 842): Narrow-Scope Improvements for Lessors,” which addressed challenges encountered in determining certain lessor costs paid by the lessee directly to third parties by allowing lessors to exclude these costs from its variable lease payments.  This amendment did not have a material impact on the Company’s financial statements and related disclosures as it conformed Accounting Standard Codification (“ASC”) 842 to the Company’s historical accounting under ASC 840.  In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements,” which clarified the transition guidance related to interim disclosure requirements in the year of adoption.  All of the ASC 842 ASUs are effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

The Company adopted these ASUs on January 1, 2019 using a modified retrospective approach, the adoption of these ASUs did not have a material impact on the Company’s consolidated results of operations or cash flows.  However, the adoption of these ASUs did impact the Company’s consolidated financial position for arrangements such as ground or other leases in which the Company is the lessee.  More specifically, the adoption of ASC 842 resulted in the Company recording operating lease assets and liabilities on January 1, 2019.  The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s consolidated financial position:

	As Presented	Effect of	As Adjusted
	December 31,	ASC 842	January 1,
	2018	Adoption	2019
Other assets	$382,637	$32,500	$415,137
Total assets	$67,289,375	$32,500	$67,321,875
Other liabilities	$(128,957)	$(32,500)	$(161,457)
Total liabilities	$(25,624,140)	$(32,500)	$(25,656,640)

In addition, the Company reclassified approximately $1.5 million of below-market ground lease intangibles related to the Company’s MOB, Mid America Surgery, to operating lease assets as a result of adopting these ASUs on January 1, 2019.  However, as further described in Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations,”  Mid America Surgery was subsequently classified as held for sale and, therefore, there was no impact to assets held for sale, net as of March 31, 2019 since both intangibles and operating lease assets are grouped in a single financial statement line item.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payments.  The amendments also clarify that this ASU does not apply to share-based payments used to provide financing to the issuer or awards granted in conjunction with selling of goods or services to customers as a part of a contract accounted for under Revenue from Contracts with Customers (Topic 606).  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018.  The Company adopted this ASU prospectively on January 1, 2019; the adoption of which did not have a material impact on the Company’s consolidated results of operations or cash flows.

3.	Revenue

The following table presents disaggregated revenue related to the Company’s resident fees and services during the three months ended March 31, 2019 and 2018:

Three Months Ended March 31,
Type of Investment	Number of Units		Revenues		Percentage of Revenues
Resident fees and services:	2019	2018	2019	2018	2019	2018
Assisted living	125	63	$1,520,053	$818,006	69.1%	72.8%
Memory care	50	20	654,492	292,786	29.8%	26.0%
Other revenues	―	―	23,805	13,733	1.1%	1.2%
	175	83	$2,198,350	$1,124,525	100.0%	100.0%

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of March 31, 2019 and December 31, 2018, excluding assets held for sale, are as follows:

	March 31,	December 31,
	2019	2018
Land and land improvements	$4,075,733	$4,075,733
Building and building improvements	38,700,052	38,700,052
Furniture, fixtures and equipment	1,923,587	1,872,959
Less: accumulated depreciation	(2,092,804)	(1,679,564)
Real estate investment properties, net	$42,606,568	$42,969,180

Depreciation expense on the Company’s real estate investment properties, net was approximately $0.4 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangibles as of March 31, 2019 and December 31, 2018, excluding assets held for sale, are as follows:

	March 31,	December 31,
	2019	2018
In-place resident agreement intangibles	$2,569,419	$2,569,419
Less: accumulated amortization	(1,328,552)	(1,071,610)
Intangible assets, net	$1,240,867	$1,497,809

For the three months ended March 31, 2019 and 2018, amortization on the Company’s intangibles was approximately $0.3 million and $0.1 million, respectively, all of which was included in depreciation and amortization.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

6.	Assets and Associated Liabilities Held For Sale and Discontinued Operations

In March 2019, the Company entered into a Sale Agreement with HCP Medical Office Buildings, LLC related to the MOB Sale. As of March 31, 2019, as part of executing on strategic alternatives, the Company had committed to a plan to sell its MOB, Mid America Surgery, and classified the property as held for sale.  The Company believes the sale of Mid America Surgery would cause a strategic shift in the Company’s operations and, therefore, has classified the corresponding revenues and expenses for its MOB property as discontinued operations.

As of March 31, 2019 and December 31, 2018, the amounts classified as assets held for sale and the liabilities associated with those assets held for sale consisted of the following:

	March 31,	December 31,
	2019	2018
Real estate investment properties, net	$10,579,020	$10,603,833
Intangibles, net	1,962,515	3,485,818
Operating lease asset, net	1,501,024	―
Other assets	129,777	112,551
Assets held for sale, net	$14,172,336	$14,202,202

Mortgage loan, net	$5,541,058	$5,532,346
Accounts payable and accrued liabilities	343,725	391,735
Other liabilities	325,382	323,106
Liabilities associated with assets held for sale	$6,210,165	$6,247,187

The following table is a summary of the Company’s income from discontinued operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Rental income and related revenues	$342,272	$408,816
Operating expenses:
Property operating expenses	111,685	171,233
General and administrative	559	451
Property management fees	7,928	10,050
Depreciation and amortization	43,793	130,694
Total operating expenses	163,965	312,428
Operating income	178,307	96,388
Other expense:
Interest expense and loan cost amortization	(75,260)	(63,848)
Total other expense	(75,260)	(63,848)
Income before income taxes	103,047	32,540
Income tax expense	―	―
Income from discontinued operations	$103,047	$32,540

The Company completed the MOB Sale in May 2019; refer to Note 12. “Subsequent Events” for additional information.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

7.	Indebtedness

The Company had mortgage loans, excluding indebtedness associated with assets held for sale, of approximately $18.7 million as of March 31, 2019 and December 31, 2018.  The fair market value of the Company’s mortgage loans, excluding assets held for sale, was approximately $18.9 million as of March 31, 2019 and December 31, 2018, which is based on then-current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values is categorized as Level 3 on the three-level valuation hierarchy.

8.	Related Party Arrangements

The Company is externally advised and has no direct employees. All of the Company’s executive officers are executive officers, or on the board of managers, of the Advisor. In connection with services provided to the Company, affiliates are entitled to the following fees:

Dealer Manager — Through the termination of the Offering in October 2018, the Dealer Manager received a combined selling commission and dealer manager fee of up to 8.5% of the sale price for each Class A share and up to 4.75% of the sale price for each Class T share sold in the Primary Offering, all or a portion of which could be reallowed to participating broker dealers.  In addition, for Class T shares sold in the Primary Offering, the Dealer Manager could choose the respective amounts of the commission and dealer manager fee, provided that the selling commission did not exceed 3.0% of the gross proceeds from the completed sale of such Class T shares.

The Company paid a distribution and stockholder servicing fee, subject to certain underwriting compensation limits, with respect to the Class T and Class I shares sold in the Primary Offering in an annual amount equal to 1% and 0.50%, respectively, of the then-current gross offering price per Class T or Class I share.

The Company recorded the annual distribution and stockholder servicing fees as a reduction to capital in excess of par value and measured the related liability in an amount equal to the maximum fees owed in relation to the Class T and Class I shares on the shares’ issuance date.  The liability was relieved over time, as the fees were paid to the Dealer Manager.  In connection with the close of the Offering effective October 1, 2018, certain underwriting compensation limits were met and, effective October 31, 2018, each Class T and Class I share automatically converted into a Class A share pursuant to the terms of the Company’s charter.  The Class T and Class I shares converted into Class A shares on a one-for-one basis because the then-current estimated net asset value (“NAV”) per share of $10.06 was the same for all share classes.  Effective October 31, 2018, Class T and Class I shares were no longer subject to class specific expenses upon conversion into Class A shares.  The Company’s obligation to pay the remaining distribution and stockholder servicing fees liability of approximately $1.4 million to the Dealer Manager ceased effective October 31, 2018 upon the conversion of the Class T and Class I shares into Class A Shares.

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

Advisor — Pursuant to the Company’s advisory agreement, dated as of March 2, 2016, the Company paid the Advisor asset management fees in an amount equal to 0.80% per annum of average invested assets (“AUM Fee”).  In March 2019, the Company’s advisory agreement was amended and restated to eliminate acquisition fees and dispositions fees as well as to reduce the AUM Fee to 0.40% per annum of average invested assets.  The reduced AUM Fee is further subject and subordinate to an agreed upon hurdle relating to the total operating expenses (as described in the amended and restated advisory agreement) of the Company, though to the extent any portion of the AUM Fee is not paid as a result of total operating expenses exceeding the prescribed limits, it may be recovered by the Advisor if certain Company performance thresholds are subsequently met.  The Company’s board of directors approved renewing the amended and restated advisory agreement through March 2020.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

8.	Related Party Arrangements (continued)

The Advisor, its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to the Company, including personnel costs, subject to the limitation that the Company will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of its average invested assets or 25% of its net income in any four consecutive fiscal quarters (“Expense Year”) unless approved by the independent directors.  For the Expense Year ended March 31, 2019, the Company’s total operating expenses were in excess of this limitation by approximately $28,000.  As of March 31, 2019, the Company had received cumulative approvals from its independent directors for total operating expenses in excess of this limitation of approximately $0.9 million.  The Company’s independent directors determined that the higher relationship of operating expenses to average invested assets was justified based on unattained capital raise expectations, which limited the number of investments, and the cost of operating a public company.

For each of the three months ended March 31, 2019 and 2018, the Company paid cash distributions of approximately $38,000 to the Advisor related to the Class A common stock held by the Advisor. In addition, for the three months ended March 31, 2018, the Company issued stock dividends of approximately 7,400 shares to the Advisor.  There were no stock dividends for the three months ended March 31, 2019 as the Company discontinued its stock dividends in October 2018.

Pursuant to an expense support arrangement, the Advisor agreed to accept payment in restricted stock in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets (“Expense Support Agreement”).  In exchange for services rendered and in consideration of the expense support provided under this arrangement, the Company issued, following each determination date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by the Advisor for the preceding year divided by the board of directors’ most recent determination of NAV per share of the Class A common shares on the terms and conditions and subject to the restrictions set forth in the Expense Support Agreement.  The restricted stock is subordinated and forfeited to the extent that shareholders do not receive a Priority Return on their Invested Capital (as such terms are defined in the Company’s prospectus), excluding for the purposes of calculating this threshold any shares of restricted stock owned by the Advisor.  In March 2019, the Company’s board of directors and the Advisor agreed to terminate the Expense Support Agreement effective April 1, 2019.

The following fees for services rendered have been or are expected to be settled in the form of restricted stock pursuant to the Expense Support Agreement for the three months ended March 31, 2019 and 2018 and cumulatively as of March 31, 2019:

	Three Months Ended March 31,		As of March 31,
	2019	2018	2019
Fees for services rendered:
Asset management fees	$99,417	$70,800	$578,171
Advisor personnel expenses (1)	127,950	126,629	1,058,676
Total fees for services rendered	$227,367	$197,429	$1,636,847
Then-current NAV	$9.92	$10.06	$9.92
Restricted stock shares (2)	22,920	19,625	164,210
Cash distributions on restricted stock (3)	$8,113	$—	$32,452

FOOTNOTES:

(1)

Amounts consist of personnel and related overhead costs of the Advisor or its affiliates (which, in general, are those expenses relating to the Company’s administration on an on-going basis) that are reimbursable by the Company.

(2)

Represents restricted stock shares issued or expected to be issued to the Advisor as of March 31, 2019 pursuant to the Expense Support Agreement.  No fair value was assigned to the restricted stock shares as the shares do not vest until a liquidity event is consummated and certain market conditions are achieved.  In addition, the restricted stock shares will be treated as unissued for financial reporting purposes until the vesting criteria are met.

(3)

The cash distributions on Restricted Stock shares issued have been recognized as compensation expense as declared and included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

8.	Related Party Arrangements (continued)

The fees payable through the termination of the Offering in October 2018 to the Dealer Manager for the three months ended March 31, 2019 and 2018, and related amounts unpaid as of March 31, 2019 and December 31, 2018 are as follows:

	Three Months Ended		Unpaid amounts as of (1)
	March 31,		March 31,	December 31,
	2019	2018	2019	2018
Selling commissions (2)	$—	$131,841	$—	$—
Dealer manager fees (2)	―	165,756	―	―
Distribution and stockholder servicing fees (2)	―	293,378	―	―
	$—	$590,975	$—	$—

The expenses incurred by and reimbursable to the Company’s related parties, including amounts included in income from discontinued operations, for the three months ended March 31, 2019 and 2018, and related amounts unpaid as of March 31, 2019 and December 31, 2018 are as follows:

	Three Months Ended		Unpaid amounts as of (1)
	March 31,		March 31,	December 31,
	2019	2018	2019	2018
Reimbursable expenses:
Operating expenses (3)	$230,823	$274,844	$129,278	$85,902
Acquisition fees and expenses	―	901	―	―
	230,823	275,745	129,278	85,902
Asset management fees (4)	99,417	70,800	―	―
	$330,240	$346,545	$129,278	$85,902

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity.
(3)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets.  For each of the three months ended March 31, 2019 and 2018, approximately $0.1 million of personnel expenses of affiliates of the Advisor have been or are expected to be settled in accordance with the terms of the Expense Support Agreement and as such our general and administrative expenses were reduced by approximately $0.1 million for each of the three months ended March 31, 2019 and 2018.

(4)

For each of the three months ended March 31, 2019 and 2018, the Company incurred asset management fees of approximately $0.1 million, all of which have been or are expected to be settled in accordance with the terms of the Expense Support Agreement and as such asset management fees were reduced by approximately $0.1 million.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

9.	Equity

Subscription Proceeds — In October 2018, in light of the Company’s decision to terminate its Offering, the Company suspended the Reinvestment Plan and the Redemption Plan.  As such, there were no subscriptions proceeds received for the three months ended March 31, 2019.  For the three months ended March 31, 2018, the Company received subscription proceeds of approximately $7.0 million (0.7 million shares) and $0.2 million (0.02 million shares) through its Offering and Reinvestment Plan, respectively.

Distributions — In October 2018, in light of the Company’s decision to terminate its Offering, the Company suspended the Reinvestment Plan and discontinued the issuance of stock dividends concurrently.  For the three months ended March 31, 2019 and 2018, the Company declared cash distributions of approximately $0.7 million and $0.4 million, respectively, of which approximately $0.7 million and $0.2 million, respectively, were paid in cash to stockholders.  None of the cash distributions were reinvested during three months ended March 31, 2019 due to the suspension of the Reinvestment Plan.  For the three months ended March 31, 2018, approximately $0.2 million was reinvested pursuant to the Reinvestment Plan.

In March 2019, in connection with the Company’s strategic alternatives discussed in Note 1. “Organization,” the Company’s board of directors suspended monthly cash distributions to stockholders effective April 1, 2019.

Redemptions — In October 2018, in light of the Company’s decision to terminate its Offering, the Company suspended the Reinvestment Plan and the Redemption Plan.  As such, there were no requests for the redemption of common stock during the three months ended March 31, 2019.  During the three months ended March 31, 2018, the Company received requests for the redemption of common stock of approximately $25,000, all of which were approved for redemption at an average price of $10 per share.

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

The accompanying condensed consolidated financial statements include an interim tax provision for the three months ended March 31, 2019 and 2018.  The components of income tax expense for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Current:
Federal	$—	$(25,250)
State	―	(5,150)
Total current expense	―	(30,400)
Deferred:
Federal	(25,300)	(593)
State	(5,233)	(363)
Total deferred expense	(30,533)	(956)
Income tax expense	$(30,533)	$(31,356)

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

11.	Income Taxes (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Carryforwards of net operating loss	$85,010	$—
Prepaid rent	35,768	30,533
Valuation allowance	(120,778)	―
Deferred tax assets, net	$—	$30,533

The recording of a valuation allowance relates primarily to a change in judgment about the Company’s ability to realize deferred tax assets in future years, due to its current and foreseeable operations.

A reconciliation of the income tax expense for the three months ended March 31, 2019 and 2018 computed at the statutory federal tax rate on income (loss) before income taxes is as follows:

	Three Months Ended March 31,
	2019		2018
Tax benefit computed at federal statutory rate	$132,014	21.0%	$82,199	21.0%
Impact of REIT election	(126,781)	(20.2)%	(108,042)	(27.6)%
State income tax expense	(5,233)	(0.8)%	(5,513)	(1.4)%
Impact of change in deferred tax asset	90,245	14.4%	―	― %
Impact of change in valuation allowance	(120,778)	(19.2)%	―	― %
Income tax expense	$(30,533)	(4.8)%	$(31,356)	(8.0)%

The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions. The tax years 2016 and forward remain subject to examination by taxing authorities throughout the United States.

12.	Subsequent Events

In May 2019, the Company completed the MOB Sale and received net sales proceeds of approximately $15.4 million, which were used to pay off the Mid America Surgery loan of approximately $5.6 million.  The net sales proceeds exceeded the net carrying value of the property comprising the MOB Sale.  The remaining proceeds were used to strategically pay down debt secured by one of the Company’s two remaining seniors housing properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the fiscal three months ended March 31, 2019 (“Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the risk factors listed and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, copies of which may be obtained from the Company’s website at www.cnlhealthcarepropertiesii.com.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of March 31, 2019 (unaudited) and December 31, 2018.  Amounts as of December 31, 2018, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date.  This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes thereto and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We are externally managed and advised by our Advisor, CHP II Advisors, LLC.  Our Advisor is responsible for managing substantially all aspects of our investments and operations, including real estate acquisitions and dispositions, asset management and other operational matters.

Strategic Alternatives

On August 31, 2018, our board of directors approved the termination of our Offering and the suspension of our Reinvestment Plan, effective October 1, 2018. We also suspended our Redemption Plan and discontinued our stock dividends concurrently. In October 2018, we deregistered the unsold shares of common stock under our previous registration statement on Form S-11.  Through the close of our Offering, we received aggregate proceeds of approximately $51.2 million (4.9 million shares), including approximately $1.2 million (0.1 million shares) of proceeds pursuant to our Reinvestment Plan.  In 2018, our board of directors appointed a Special Committee comprised solely of our independent board members to oversee the process of exploring strategic alternatives to maximize value for our stockholders, including, without limitation, (i) an orderly disposition of our assets or one or more of our asset classes and the distribution of the net sale proceeds thereof to our stockholders and (ii) a potential business combination or other transaction with an unrelated third-party or affiliated party of our Sponsor.  In January 2019, the Special Committee engaged SunTrust Robinson Humphrey, Inc., an investment banker, to act as a financial advisor to the aforementioned Special Committee and, subsequently, we committed to a plan to sell Mid America Surgery.  Although we have formed the Special Committee for the exploration of strategic alternatives, we are not obligated to enter into any particular transaction or any transaction at all.  In the meantime, we continue to strategically manage and position our portfolio to drive performance and maximize value for our stockholders.

In March 2019, we entered into a Sale Agreement with HCP Medical Office Buildings, LLC related to the MOB Sale for a gross sales price of $15.4 million, subject to certain pro-rations and other adjustments as described in the Sale Agreement.  In May 2019, we completed the MOB Sale resulting in net cash proceeds of approximately $9.5 million after the repayment of approximately $5.6 million on our Mid America Surgery loan and approximately $0.3 million of closing costs and pro-rations.  We used the remaining proceeds, along with a portion of our available cash on hand, to strategically pay down approximately $12.8 million of debt secured by one of our two remaining seniors housing properties.  The net sales proceeds exceeded the net carrying value of the property comprising the MOB Sale.

In March 2019, in connection with exploring strategic alternatives, our board of directors suspended our monthly cash distributions to stockholders effective April 1, 2019.  Accordingly, our board of directors does not currently intend to declare any regular distributions after the effective date of the suspension, though special distributions may be made from time to time from net sales proceeds received from the sale of properties.  In addition, in March 2019, our board of directors and our Advisor agreed to terminate the Expense Support Agreement effective April 1, 2019.  Any restricted stock shares granted to our Advisor under the Expense Support Agreement shall continue to be held by the Advisor, subject to the vesting and forfeiture provisions of the Expense Support Agreement which survive termination.

Portfolio Overview

As of May 7, 2019, our healthcare investment portfolio consists of two seniors housing properties that are both located in Florida: Summer Vista Assisted Living (“Summer Vista”) and The Crossings at Riverview (“Riverview”).  We have leased our two seniors housing properties to single member limited liability companies wholly-owned by TRS Holdings and engaged independent third-party property managers under management agreements to operate the properties as permitted under RIDEA structures.

While we are not directly impacted by the performance of our property managers, to the extent that our property managers experience operating difficulties and become unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated operating results, liquidity and/or financial condition.  Our property managers are generally contractually required to provide financial information to us in accordance with their management agreements, which we monitor in order to mitigate the aforementioned risk.

We monitor the performance of our third-party operators to stay abreast of material changes in the operations of underlying property by: (1) reviewing the current, historical and prospective operating margins (measured by earnings before interest, taxes, depreciation, amortization and facility rent); (2) monitoring trends in the source of our revenue, including relative mix of payors (including Medicare, Medicaid, etc.) and private payors (including commercial insurance and private pay patients); (3) evaluating the effect of evolving healthcare legislation and other regulations on our profitability and liquidity; and (4) reviewing the competition and demographics of the local and surrounding areas in which we operate.

We also review certain operating and other statistical measures of the underlying property such as occupancy levels and revenue per occupied unit (“RevPOU”), which we define as total revenue before charges for ancillary and care services offered at the community divided by average number of occupied units.  As of March 31, 2019, 99% and 79% of resident units were occupied at Summer Vista and Riverview, respectively.  The average monthly RevPOU as of March 31, 2019 and 2018 was $4,230 and $4,202, respectively, for assisted living units and $5,327 and $4,846, respectively, for memory care units.

Liquidity and Capital Resources

General

As described above under “Strategic Alternatives,” we began evaluating strategic alternatives to maximize value for our stockholders.  During 2019, our principal demands for funds have been and are expected to be for:

•	the payment of operating expenses;
•	the payment of debt service on our outstanding indebtedness; and
•	the payment of distributions through the suspension of cash distributions effective April 1, 2019.

We strategically leveraged our real estate assets and used debt as a means of providing additional funds for the acquisition of properties.  As of March 31, 2019, all of our debt is unhedged variable rate debt.  We may be negatively impacted by rising interest rates on our unhedged variable rate debt.  As of March 31, 2019 and December 31, 2018, our debt leverage ratio was approximately 36.5% and 36.0%, respectively, of the aggregate carrying value of our assets, including properties classified as held for sale.

Our cash flows from operating and investing activities described within “Sources of Liquidity and Capital Resources” and “Uses of Liquidity and Capital Resources” represent cash flows from continuing operations, which includes our two seniors housing properties and excludes our MOB property that was classified as discontinued operations.  The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

Sources of Liquidity and Capital Resources

Expense Support Agreement

During the three months ended March 31, 2019 and 2018, our cash flows from operating activities was positively impacted by the Expense Support Agreement with our Advisor pursuant to which our Advisor has agreed to accept payment in restricted stock in lieu of cash for services rendered, in the event that the Company does not achieve established distribution coverage targets (as defined in the Expense Support Agreement).  For each of the three months ended March 31, 2019 and 2018, approximately $0.2 million of asset management fees and Advisor personnel expenses have been or will be settled in the form of restricted stock pursuant to the Expense Support Agreement.  Any amounts settled, and for which restricted stock shares will be issued, pursuant to the Expense Support Agreement are permanently settled and we have no further obligation to pay such amounts to our Advisor.

In March 2019, as further described above under “Strategic Alternatives,” our board of directors and our Advisor agreed to terminate the Expense Support Agreement effective April 1, 2019.  Any restricted stock shares granted to our Advisor under the Expense Support Agreement shall continue to be held by the Advisor, subject to the vesting and forfeiture provisions of the Expense Support Agreement which survive termination.  As a result of terminating the Expense Support Agreement effective April 1, 2019, the amount of expense support we receive from our Advisor in 2019 will be limited to the three months ended March 31, 2019.  Accordingly, in future periods, we expect to settle asset management fees and Advisor personnel expenses in cash rather than restricted stock.

Effective March 2, 2019, our advisory agreement was amended and restated to eliminate acquisition fees and dispositions fees as well as to reduce our AUM Fee to 0.40% per annum of average invested assets.  Our AUM Fee is further subject and subordinate to an agreed upon hurdle relating to the total operating expenses (as described in the amended and restated advisory agreement) of the Company, though to the extent any portion of the AUM Fee is not paid as a result of total operating expenses exceeding the prescribed limits, it may be recovered by our Advisor if certain Company performance thresholds are subsequently met.  Our board of directors approved renewing the amended and restated advisory agreement through March 2020.

Proceeds from Sale of Real Estate

In March 2019, we entered into a Sale Agreement with HCP Medical Office Buildings, LLC related to the MOB Sale for a gross sales price of $15.4 million, subject to certain pro-rations and other adjustments as described in the Sale Agreement.  In May 2019, we completed the MOB Sale resulting in net cash proceeds of approximately $9.5 million after repayment of approximately $5.6 million on our Mid America Surgery loan and approximately $0.3 million of closing costs and pro-rations.  We used the remaining proceeds, along with a portion of our available cash on hand, to strategically pay down approximately $12.8 million of debt secured by one of our two remaining seniors housing properties.

Subscription Proceeds

In October 2018, in light of the decision to terminate our Offering, we suspended our Reinvestment Plan and our Redemption Plan.  As such, there were no subscriptions proceeds received for the three months ended March 31, 2019.  For the three months ended March 31, 2018, we received subscription proceeds of approximately $7.0 million (0.7 million shares) and $0.2 million (0.2 million shares) through our Offering and Reinvestment Plan, respectively.

Uses of Liquidity and Capital Resources

Net Cash Provided By (Used In) Operating Activities – Continuing Operations

We experienced positive cash flow from operating activities for the three months ended March 31, 2019 of approximately $0.3 million as compared to negative cash flow from operating activities for the three months ended March 31, 2018 of approximately $24,000.  The fluctuation across periods was primarily the result of our second seniors housing property, Riverview, being acquired on August 31, 2018 and, as such, the prior period consisted entirely of operations for Summer Vista while the current period included operations for both Summer Vista and Riverview.

During the three months ended March 31, 2019 and 2018, our cash flows from operating activities were positively impacted by the expense support received from our Advisor. As a result of terminating the Expense Support Agreement effective April 1, 2019, as described above under “Expense Support Agreement,” the amount of expense support we receive from our Advisor in 2019 will be limited to the three months ended March 31, 2019.  Accordingly, in future periods, we expect to settle asset management fees and Advisor personnel expenses in cash rather than restricted stock.

We generally do not expect to meet future cash needs for general and administrative expenses or debt service from the net operating income (“NOI”) from our two seniors housing properties.  We have and may continue to meet some or all of our future cash needs from other sources, a component of which may include the remaining proceeds of our Offering and, to a lesser extent, the net sales proceeds from sales of properties.

Capital Expenditures

We paid approximately $51,000 and $4,000 in capital expenditures during the three months ended March 31, 2019 and 2018, respectively.  The increase across periods primarily relates to additions at our Riverview property during 2019.

Underwriting Compensation

As further described above under “Strategic Alternatives,” we terminated and closed our Offering effective October 1, 2018.  As such, there was no underwriting compensation for the three months ended March 31, 2019.  For the three months ended March 31, 2018, we paid approximately $0.4 million in underwriting compensation.  Under the terms of the Primary Offering, our Dealer Manager was entitled to receive selling commissions, dealer manager fees and/or annual distribution and stockholder servicing fees, which were based on the respective share class of our common stock sold, all or a portion of which could be reallowed to participating broker dealers.  Refer to Note 8. “Related Party Arrangements” for additional information related to amounts incurred for the three months ended March 31, 2018.

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities.  To the extent we did not have sufficient cash flows from operations available for cash distributions, we paid some or all of our cash distributions from sources other than cash flows from operations, such as cash flows provided by financing activities, a component of which included proceeds of our Offering and/or borrowings, whether collateralized by our assets or unsecured.  As further described above under “Strategic Alternatives,” we terminated and closed our Offering effective October 1, 2018.  We suspended our Reinvestment Plan and discontinued stock dividends concurrently. As a consequence of suspending our Reinvestment Plan, effective October 1, 2018, stockholders who were participants in our Reinvestment Plan began to receive cash distributions instead of additional shares of our common stock.

The following table details our cash distributions per share and our cash distributions paid, including distribution reinvestments as applicable, for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Cash Distributions per Share (1)			Cash Distributions Paid (2)
Periods	Class A Share	Class T Share	Class I Share	Cash Distributions Declared	Distribution Reinvestments	Cash Distributions net of Distribution Reinvestments	Cash Flows Provided by Operating Activities (3)
2019 Quarters
First	$0.1440	$—	$—	$705	$—	$705	$426
Year	$0.1440	$—	$—	$705	$—	$705	$426

2018 Quarters
First	$0.1440	$0.1178	$0.1312	$402	$225	$177	$157
Year	$0.1440	$0.1178	$0.1312	$402	$225	$177	$157

FOOTNOTES:

(1)

Our board of directors authorized monthly cash distributions on the outstanding shares of all classes of our common stock, beginning in August 2016 and continuing each month through March 31, 2017, in monthly amounts equal to $0.0350 per share, less class-specific expenses with respect to each class.  Beginning April 1, 2017 and continuing each month through March 31, 2019, monthly cash distributions on the outstanding shares of all classes of our common stock were declared in monthly amounts equal to $0.0480 per share, less class-specific expenses with respect to each class (as applicable).

(2)	Represents cash distributions declared, the amount of distributions reinvested in additional shares through our Reinvestment Plan and the amount of proceeds used to fund cash distributions.
(3)

Amounts herein include cash flows from discontinued operations.  For the three months ended March 31, 2019 and 2018, our net loss was approximately $0.6 million and $0.4 million, respectively, while cash distributions declared were approximately $0.7 million and $0.4 million, respectively.  For the three months ended March 31, 2019 and 2018, approximately 60% and 39%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes. For the three months ended March 31, 2019 and 2018, approximately 40% and 61%, respectively, of the cash distributions paid to stockholders were considered to be funded with flows provided by financing activities, a component of which included proceeds of our Offering and/or borrowings, whether collateralized by our assets or unsecured.

In March 2019, our board of directors suspended our monthly cash distributions effective April 1, 2019.  Accordingly, our board of directors does not currently intend to declare any regular distributions on our common stock after the effective date of the suspension, though special distributions may be made from time to time from net sales proceeds received from the sale of properties.

Common Stock Redemptions

Our Redemption Plan was designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any liquidity event.  In connection with the termination of our Offering and our board of directors’ decision to consider possible strategic alternatives available to us, our Redemption Plan was suspended effective October 1, 2018 and we no longer accept or process any redemption requests received after such date.  During the three months ended March 31, 2018, we paid approximately $25,000 related to a request received for the redemption of common stock.

Results of Operations

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues and income to be derived from the operation of properties and other permitted investments, other than those referred to in the risk factors identified in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following discussion focuses on continuing operations, which includes our two seniors housing properties and excludes our MOB property that was classified as discontinued operations.  The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

The following is a discussion of our continuing operations for three months ended March 31, 2019 as compared to three months ended March 31, 2018:

•

Resident fees and services for the three months ended March 31, 2019 was approximately $2.2 million as compared to approximately $1.1 million for the three months ended March 31, 2018.  As a result of our second seniors housing property, Riverview, being acquired on August 31, 2018, the prior period consisted entirely of resident fees and services for Summer Vista while the current period included resident fees and services for both Summer Vista and Riverview.

•

Property operating expenses for the three months ended March 31, 2019 were approximately $1.4 million as compared to approximately $0.6 million for the three months ended March 31, 2018.  As a result of our second seniors housing property, Riverview, being acquired on August 31, 2018, the prior period consisted entirely of property operating expenses for Summer Vista while the current period included property operating expenses for both Summer Vista and Riverview.

•

General and administrative expenses for the three months ended March 31, 2019 were approximately $0.5 million as compared to approximately $0.4 million for the three months ended March 31, 2018. General and administrative expenses were comprised primarily of directors’ and officers’ insurance, accounting and legal fees, Advisor personnel expenses and board of director fees. However, these Advisor personnel expenses have been or are expected to be settled in the form of restricted stock pursuant to the Expense Support Agreement and, as such, our general and administrative expenses were reduced by approximately $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.  As a result of terminating the Expense Support Agreement effective April 1, 2019, as described above under “Expense Support Agreement,” the amount of expense support we receive from our Advisor in 2019 will be limited to the three months ended March 31, 2019.  Accordingly, in future periods, Advisor personnel expenses that are settled in cash rather than restricted stock will be reflected within our financial results as we will no longer receive the aforementioned expense reductions that resulted from the expense support arrangement with our Advisor.

•

Property management fees for the three months ended March 31, 2019 were approximately $110,000 as compared to approximately $74,000 for the three months ended March 31, 2018.  As a result of our second seniors housing property, Riverview, being acquired on August 31, 2018, the prior period consisted entirely of property management fees for Summer Vista while the current period included property management fees for both Summer Vista and Riverview.

•

Asset management fees for the three months ended March 31, 2019 and 2018 were approximately $99,000 and $71,000, respectively.  However, these asset management fees have been or are expected to be settled in the form of restricted stock pursuant to the Expense Support Agreement and, as such, our asset management fees were reduced by approximately $99,000 and $71,000, respectively.  As a result of terminating the Expense Support Agreement effective April 1, 2019, as described above under “Expense Support Agreement,” the amount of expense support we receive from our Advisor in 2019 will be limited to the three months ended March 31, 2019.  Accordingly, in future periods, asset management fees that are settled in cash rather than restricted stock will be reflected within our financial results as we will no longer receive the aforementioned expense reductions that resulted from the expense support arrangement with our Advisor.

•

Depreciation and amortization for the three months ended March 31, 2019 were approximately $0.7 million as compared to approximately $0.3 million for the three months ended March 31, 2018.  As a result of our second seniors housing property, Riverview, being acquired on August 31, 2018, the prior period consisted entirely of depreciation and amortization for Summer Vista while the current period included depreciation and amortization for both Summer Vista and Riverview.

•

Interest expense and loan cost amortization for the three months ended March 31, 2019 was approximately $0.3 million as compared to approximately $0.2 million for the three months ended March 31, 2018. The increase is reflective of the current period consisting of mortgage loans for both Summer Vista and Riverview, which we acquired on August 31, 2018; whereas, the prior period consisted of our Summer Vista loan as well as the notes issued in connection with our private placement, which we repaid in October 2018.  We expect lower interest expense in future periods as a result of using the remaining net proceeds from our MOB Sale to strategically pay down debt secured by one of our two remaining seniors housing properties.

•

Income from discontinued operations for the three months ended March 31, 2019 and 2018, was approximately $0.1 million and $33,000, respectively.  As discussed above under “Strategic Alternatives,” we classified our Mid America Surgery as held for sale.  We believe the MOB Sale would cause a strategic shift in our operations and, therefore, we have classified the corresponding revenues and expenses as discontinued operations.  The increase across periods is primarily reflect of  lower depreciation and amortization, which was ceased as of January 2019 as a result of our Mid America Surgery property being classified as held for sale.

Net Operating Income

We define NOI, a non-GAAP measure, as total revenues and services less property operating expenses and property management fees.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents NOI from our Riverview acquisition completed after January 1, 2018 as we did not own the property during the entirety of all periods presented.  The chart below reconciles our net loss and NOI for the three months ended March 31, 2019 and 2018, excluding our MOB property classified as discontinued operations (in thousands):

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Net loss	$(556)	$(390)
Adjusted to exclude:
General and administrative expenses	403	319
Acquisition fees and expenses	―	1
Depreciation and amortization	670	324
Other expenses, net of other income	251	181
Income tax expense	31	31
Income from discontinued operations	(103)	(33)
NOI	696	433	$263	61%
Less: Non-same-store NOI	(273)	―
Same-store NOI	$423	$433	$(10)	-3%

Overall, our NOI for the three months ended March 31, 2019 increased by approximately $0.3 million as compared to the three months ended March 31, 2018, which was primarily the result of our second seniors housing property, Riverview, being acquired on August 31, 2018 and, as such, the prior period consisted entirely of operations for Summer Vista while the current period included operations for both Summer Vista and Riverview. Accordingly, our non-same-store NOI increased by approximately $0.3 million for the three months ended March 31, 2019 and related entirely to our Riverview property.  In addition, our same-store NOI for the three months ended March 31, 2019 decreased by approximately $10,000, or 3%, as compared to the three months ended March 31, 2018 and related entirely to our Summer Vista property.

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

Neither the Security and Exchange Commission (“SEC”), NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO.  In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following table reconciles our net loss to FFO and MFFO for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(556)	$(390)
Adjustments to reconcile net loss to FFO
Depreciation and amortization:
Continuing operations	670	324
Discontinued operations	44	130
Total FFO	158	64
Straight-line rent adjustments: (1)
Continuing operations	5	19
Discontinued operations	(13)	(51)
Amortization of above and below market intangibles: (2)
Discontinued operations	1	2
Acquisition fees and expenses: (3)
Continuing operations	―	1
Total MFFO	$151	$35
Class A common stock (basic and diluted):
Weighted average number of Class A common shares outstanding (4) (5)	4,899	825
Net loss per share of Class A common stock outstanding	(0.11)	(0.12)
FFO per share of Class A common stock outstanding	0.03	0.02
MFFO per share of Class A common stock outstanding	0.03	0.01
Class T common stock (basic and diluted):
Weighted average number of Class T common shares outstanding (4) (5)	―	2,321
Net loss per share of Class T common stock outstanding	―	(0.12)
FFO per share of Class T common stock outstanding	―	0.02
MFFO per share of Class T common stock outstanding	―	0.01
Class I common stock (basic and diluted):
Weighted average number of Class I common shares outstanding (4) (5)	―	211
Net loss per share of Class I common stock outstanding	―	(0.12)
FFO per share of Class I common stock outstanding	―	0.02
MFFO per share of Class I common stock outstanding	―	0.01

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

(5)

In connection with the close of the Offering effective October 1, 2018, we reached certain underwriting compensation limits, and, effective October 31, 2018, each Class T and Class I share automatically converted into a Class A share pursuant to the terms of our charter.  As such, there were no Class T or Class I shares outstanding effective October 31, 2018.

Related Party Transactions

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, selling commissions, dealer manager fees, asset management fees and reimbursement of operating costs.

Our Advisor and its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to us, including personnel costs, subject to the limitation that, beginning on the earlier of the Expense Year after (i) we make our first investment or (ii) six months after the commencement of the Offering, we will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income in any Expense Year unless approved by the independent directors.  For the Expense Year ended March 31, 2019, our total operating expenses were in excess of this limitation by approximately $28,000.  As of March 31, 2019, we had received cumulative approvals by our independent directors for total operating expenses in excess of this limitation of approximately $0.9 million.  Our independent directors determined that the higher relationship of operating expenses to average invested assets was justified based on our unattained capital raise expectations, which limited the number of investments, and the cost of operating a public company.

See Note 8. “Related Party Arrangements” in the accompanying condensed consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2019.

Contractual Obligations

The following table presents our contractual obligations by payment period as of March 31, 2019, including liabilities associated with assets held for sale (in thousands):

	Payments Due by Period
	2019	2020-2021	2022-2023	Thereafter	Total
Mortgage loans, net (principal and interest)	$871	$8,233	$19,109	$—	$28,213
	$871	$8,233	$19,109	$—	$28,213

Critical Accounting Policies and Estimates

See Item 1. “Condensed Consolidated Financial Information (unaudited)” and our Annual Report on Form 10-K for the year ended December 31, 2018 for a summary of our critical accounting policies and estimates.

Recent Accounting Pronouncements

See Item 1. “Condensed Consolidated Financial Information (unaudited)” for a summary of the impact of recent accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures about Market Risks

We may be exposed to financial market risks, specifically changes in interest rates as we have borrowed money to acquire properties.  As of March 31, 2019, all of our debt is unhedged variable rate debt. Our management objectives related to interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve our objectives, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating interest rate protection opportunities through swaps or caps.

The following is a schedule as of March 31, 2019 of our variable rate debt maturities for the remainder of 2019, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value (1)
Variable rate debt	$—	$5,788	$249	$13,624	$4,839	$—	$24,500	$24,591
Average interest rate on variable rate debt	—	LIBOR + 2.21%	LIBOR + 2.57%	LIBOR + 2.70%	LIBOR + 2.25%		LIBOR + 2.49%

FOOTNOTE:

(1)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2019, compared to LIBOR rates as of March 31, 2019, would result in fluctuation of interest expense on our variable rate debt of approximately $0.2 million for the year ending December 31, 2019.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, or the impact of any LIBOR floors or caps that may exist under our debt arrangements.

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

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities – None

Issuer Purchases of Equity Securities - None

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

The use of proceeds from our Primary Offering was as follows as of March 31, 2019 (in thousands):

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,750,000
Shares sold (3)	4,715
Aggregate amount sold (3)	$49,479
Payment of underwriting compensation (4)	(2,257)	$(2,257)	$—
Net offering proceeds to the issuer	47,222
Purchases of real estate and development costs	(32,783)	―	(32,783)
Payment of investment services fees and acquisition expenses	(1,727)	(1,382)	(345)
Payment of capital expenditures	(287)	―	(287)
Redemptions of common stock	(447)	―	(447)
Payment of operating expenses (5)	(295)	―	(295)
Repayments of mortgages and notes payable (5)	(2,421)	―	(2,421)
Distributions to stockholders (5)	(1,334)	(382)	(952)
Payment of loan costs	(20)	―	(20)
Remaining proceeds from the Offering	$7,908

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
(3)

Excludes all shares issued as stock dividends, all shares issued pursuant to our Reinvestment Plan, $200,000 of unregistered shares issued to our Advisor in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act of 1933, as amended, and $251,250 of unregistered equity securities sold in our private placement.  In October 2018, we discontinued our stock dividends, suspended our Reinvestment Plan and redeemed all shares of common stock sold pursuant to our private placement.

(4)

Underwriting compensation includes selling commissions and fees paid to the Dealer Manager through the close of our Offering; all or a portion of which could be reallowed to participating broker-dealers.

(5)

We have and may continue to pay cash distributions, debt service and/or operating expenses from remaining net proceeds of our Offering and/or borrowings.  The amounts presented herein represent the net proceeds used for such purposes.

Item 3. Defaults Upon Senior Securities - None

Item 4.Mine Safety Disclosure – Not Applicable

Item 5. Other Information - None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1	Amended and Restated Advisory Agreement (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2019 and incorporated herein by reference.)

10.2	Asset Purchase Agreement for Overland Park (Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10).) (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties II, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties II, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1

Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties II, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101

The following materials from CNL Healthcare Properties II, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of May 2019.

CNL HEALTHCARE PROPERTIES II, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)