Form 10-Q
period 2019-06-30
CNL Healthcare Properties II, Inc.
filed 2019-08-09
CIK 1648383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares of the registrant’s outstanding common stock as of July 31, 2019 was 4,899,139 Class A shares.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

Item 1.	Condensed Consolidated Financial Information

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2019	2018
Real estate investment properties, net	$42,224,947	$42,969,180
Assets held for sale, net	—	14,202,202
Cash	4,431,446	8,003,576
Intangibles, net	983,925	1,497,809
Other assets	315,869	382,637
Restricted cash	367,035	233,971
Total assets	$48,323,222	$67,289,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage loans, net	$6,047,401	$18,665,013
Liabilities associated with assets held for sale	—	6,247,187
Accounts payable and accrued liabilities	705,664	497,081
Other liabilities	156,208	128,957
Due to related parties	67,660	85,902
Total liabilities	6,976,933	25,624,140

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; none issued or outstanding	—	—
Class A Common stock, $0.01 par value per share, 1,200,000,000 shares authorized; 4,899,139 and 4,899,139 shares both issued and outstanding, respectively	48,995	48,995
Class T Common stock, $0.01 par value per share, 700,000,000 shares authorized; none issued or outstanding	—	—
Class I Common stock, $0.01 par value per share, 100,000,000 shares authorized; none issued or outstanding	—	—
Capital in excess of par value	48,039,220	48,039,220
Accumulated loss	(3,077,633)	(3,464,160)
Accumulated distributions	(3,664,293)	(2,958,820)
Total stockholders' equity	41,346,289	41,665,235
Total liabilities and stockholders' equity	$48,323,222	$67,289,375

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Resident fees and services	$2,152,100	$1,140,235	$4,350,450	$2,264,760
Total revenues	2,152,100	1,140,235	4,350,450	2,264,760

Operating expenses:
Property operating expenses	1,322,985	622,018	2,715,453	1,239,166
General and administrative expenses	421,992	285,464	825,239	604,697
Acquisition fees and expenses	—	—	—	818
Property management fees	107,879	80,360	217,626	154,322
Depreciation and amortization	674,109	324,954	1,344,290	648,678
Total operating expenses	2,526,965	1,312,796	5,102,608	2,647,681

Operating loss	(374,865)	(172,561)	(752,158)	(382,921)

Other income (expense):
Interest and other income	12,035	40	18,260	62
Interest expense and loan cost amortization	(258,341)	(194,099)	(515,910)	(375,183)
Total other expense	(246,306)	(194,059)	(497,650)	(375,121)
Loss before income taxes	(621,171)	(366,620)	(1,249,808)	(758,042)
Income tax expense	—	(13,827)	(30,533)	(45,183)
Loss from continuing operations	(621,171)	(380,447)	(1,280,341)	(803,225)
Income from discontinued operations	1,563,821	30,254	1,666,868	62,794
Net income (loss)	$942,650	$(350,193)	$386,527	$(740,431)

Class A common stock (basic and diluted):
Net income (loss) attributable to Class A stockholders	$942,650	$(76,206)	$386,527	$(170,164)
Net income (loss) per share of Class A common stock outstanding	$0.19	$(0.09)	$0.08	$(0.20)
Weighted average number of Class A common shares outstanding	4,899,139	867,723	4,899,139	846,574
Distributions declared per Class A common share	$—	$0.1440	$0.1440	$0.2880

Class T common stock (basic and diluted):
Net loss attributable to Class T stockholders	$—	$(246,458)	$—	$(517,528)
Net loss per share of Class T common stock outstanding	$—	$(0.09)	$—	$(0.20)
Weighted average number of Class T common shares outstanding	—	2,806,307	—	2,574,718
Distributions declared per Class T common share	$—	$0.1175	$—	$0.2354

Class I common stock (basic and diluted):
Net loss attributable to Class I stockholders	$—	$(27,529)	$—	$(52,739)
Net loss per share of Class I common stock outstanding	$—	$(0.09)	$—	$(0.20)
Weighted average number of Class I common shares outstanding	—	313,463	—	262,378
Distributions declared per Class I common share	$—	$0.1314	$—	$0.2626

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Common Stock
	Class A		Class T		Class I		Capital in			Total
	Number	Par	Number	Par	Number	Par	Excess of	Accumulated	Accumulated	Stockholders'
	of Shares	Value	of Shares	Value	of Shares	Value	Par Value	Loss	Distributions	Equity
Balance at March 31, 2019	4,899,139	$48,995	—	$—	—	$—	$48,039,220	$(4,020,283)	$(3,664,293)	$40,403,639
Net income	—	—	—	—	—	—	—	942,650	—	942,650
Balance at June 30, 2019	4,899,139	$48,995	—	$—	—	$—	$48,039,220	$(3,077,633)	$(3,664,293)	$41,346,289

Balance at December 31, 2018	4,899,139	$48,995	—	$—	—	$—	$48,039,220	$(3,464,160)	$(2,958,820)	$41,665,235
Net income	—	—	—	—	—	—	—	386,527	—	386,527
Cash distributions declared	—	—	—	—	—	—	—	―	(705,473)	(705,473)
Balance at June 30, 2019	4,899,139	$48,995	—	$—	—	$—	$48,039,220	$(3,077,633)	$(3,664,293)	$41,346,289

Balance at March 31, 2018	839,410	$8,394	2,620,776	$26,206	253,489	$2,535	$35,549,090	$(2,049,215)	$(1,248,505)	$32,288,505
Subscriptions received for common stock, including distribution reinvestments	36,771	367	382,015	3,821	94,274	943	5,355,565	—	—	5,360,696
Stock dividends issued	2,758	28	8,257	82	881	9	(119)	—	—	—
Redemptions of common stock	(12,614)	(126)	(180)	—	—	—	(126,773)	—	—	(126,899)
Stock issuance and offering costs	—	—	—	—	—	—	(421,830)	—	—	(421,830)
Net loss	—	—	—	—	—	—	—	(350,193)	—	(350,193)
Cash distributions declared	—	—	—	—	—	—	—	—	(483,068)	(483,068)
Balance at June 30, 2018	866,325	$8,663	3,010,868	$30,109	348,644	$3,487	$40,355,933	$(2,399,408)	$(1,731,573)	$36,267,211

Balance at December 31, 2017	808,011	$8,080	2,049,223	$20,492	160,490	$1,605	$28,984,932	$(1,658,977)	$(846,200)	$26,509,932
Subscriptions received for common stock, including distribution reinvestments	65,726	657	949,264	9,493	186,687	1,867	12,536,152	—	—	12,548,169
Stock dividends issued	5,202	52	14,919	149	1,467	15	(216)	—	—	—
Redemptions of common stock	(12,614)	(126)	(2,538)	(25)	—	—	(152,130)	—	—	(152,281)
Stock issuance and offering costs	—	—	―	—	—	—	(1,012,805)	—	—	(1,012,805)
Net loss	—	—	―	—	—	—	—	(740,431)	—	(740,431)
Cash distributions declared	—	—	―	—	—	—	—	—	(885,373)	(885,373)
Balance at June 30, 2018	866,325	$8,663	3,010,868	$30,109	348,644	$3,487	$40,355,933	$(2,399,408)	$(1,731,573)	$36,267,211

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
Operating activities:
Net cash flows provided by (used in) operating activities – continuing operations	$470,175	$(429,933)
Net cash flows provided by operating activities – discontinued operations	188,175	345,124
Net cash flows provided by (used in) operating activities	658,350	(84,809)

Investing activities:
Capital expenditures	(86,174)	(16,749)
Net cash flows used in investing activities – continuing operations	(86,174)	(16,749)

Capital expenditures	—	(23,520)
Proceeds from sale of real estate	15,044,231	—
Net cash flows provided by (used in) investing activities – discontinued operations	15,044,231	(23,520)

Net cash flows provided by (used in) investing activities	14,958,057	(40,269)

Financing activities:
Subscriptions received for common stock through primary offering	—	12,039,730
Payment of underwriting compensation	—	(641,724)
Payment of cash distributions, net of distribution reinvestments during 2018	(705,473)	(376,934)
Redemptions of common stock	—	(152,281)
Repayment of mortgage loans	(18,350,000)	—
Payment of loan costs	—	(10,397)
Net cash flows (used in) provided by financing activities	(19,055,473)	10,858,394

Net (decrease) increase in cash and restricted cash	(3,439,066)	10,733,316
Cash and restricted cash at beginning of period, including held for sale	8,237,547	12,421,919
Cash and restricted cash at end of period, including held for sale	$4,798,481	$23,155,235

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Selling commissions and Dealer Manager fees	$—	$20,711
Annual distribution and stockholder servicing fee	$—	$1,177,044

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

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

In March 2019, the Company entered into an asset purchase agreement (“Sale Agreement”) with HCP Medical Office Buildings, LLC related to the sale of Mid America Surgery for a gross sales price of $15.4 million (“MOB Sale”), subject to certain pro-rations and other adjustments as described in the Sale Agreement.  In May 2019, the Company completed the MOB Sale.

In March 2019, in connection with the exploration of strategic alternatives, the Company’s board of directors suspended regular cash distributions to stockholders effective April 1, 2019. In addition, in March 2019, the Company’s advisory agreement was amended and restated to eliminate acquisition fees and dispositions fees as well as to reduce the asset management fees (“AUM Fees”) to 0.40% per annum of average invested assets.  The Company’s board of directors and its Advisor also agreed to terminate the Expense Support Agreement effective April 1, 2019; refer to Note 8. “Related Party Arrangements” for additional information.    Moreover, effective April 1, 2019, the Advisor waived its rights to any AUM Fees going forward, with such waiver to remain in effect through the Company’s dissolution and liquidation.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

1.	Organization (continued)

As of June 30, 2019, the Company owned two seniors housing communities that are leased to single member limited liability companies wholly-owned by TRS Holdings, a subsidiary of the Company.  TRS Holdings has engaged independent third-party managers under management agreements to operate the properties as permitted under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures.

In July 2019, the Company filed a definitive proxy statement with the Securities and Exchange Commission (“SEC”) requesting, among other items, the stockholders' approval of a plan of dissolution ("Plan of Dissolution") authorizing the Company to undertake the sale of all its assets, distribute the net proceeds after payment of all of the Company's liabilities to stockholders as liquidating distributions, wind-up the Company’s operations and dissolve the Company in accordance with Maryland law.  There can be no assurance that stockholders will approve the Plan of Dissolution or that the Company will have a liquidity event in the near term. The Company expects to distribute all of the net proceeds from the sale of its assets to stockholders within 24 months following the stockholders’ approval of the Plan of Dissolution.  However, if the Company cannot sell its assets and pay its debts within 24 months, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, the Company may transfer and assign its remaining assets to a liquidating trust.  Upon such transfer and assignment, stockholders will receive interests in the liquidating trust.  The liquidating trust will pay or provide for all of the Company’s liabilities and distribute any remaining net proceeds from the sale of its assets to the holders of interests in the liquidating trust.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s operating results for the interim period presented.  Operating results for the six months ended June 30, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019.  Amounts as of December 31, 2018 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

	As Presented	Effect of	As Adjusted
	December 31,	ASC 842	January 1,
	2018	Adoption	2019
Other assets	$382,637	$32,500	$415,137
Total assets	$67,289,375	$32,500	$67,321,875

Other liabilities	$(128,957)	$(32,500)	$(161,457)
Total liabilities	$(25,624,140)	$(32,500)	$(25,656,640)

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

Other Accounting Pronouncements — As described in Note 1. “Organization,” in July 2019, the Company filed a definitive proxy statement with the SEC requesting, among other items, the stockholders' approval of a Plan of Dissolution.  If and upon approval by stockholders of a Plan of Dissolution, the Company’s financial position and results of operations will prospectively be presented using the liquidation basis of accounting (“Liquidation Basis”) as of the approval date and for each subsequent period thereafter.  As a result, a new statement of financial position (Statement of Net Assets) will be presented, which will reflect the estimated amount of net cash proceeds that the Company expects to collect from the sale of all its assets as it completes the Plan of Dissolution.  In addition, a new statement of operations (Statement of Changes in Net Assets) will be presented, which will reflect changes in net assets from the original estimated net cash proceeds as of the approval date through each subsequent period presented. All financial results and disclosures up through the approval date (if any) will be presented on a going concern basis (“Going Concern Basis”), which contemplates the realization of assets and liabilities in the normal course of business.

3.	Revenue

The following table presents disaggregated revenue related to the Company’s resident fees and services during the six months ended June 30, 2019 and 2018:

Six Months Ended June 30,
Type of Investment	Number of Units		Revenues		Percentage of Revenues
Resident fees and services:	2019	2018	2019	2018	2019	2018
Assisted living	125	63	$2,996,810	$1,651,054	68.9%	72.9%
Memory care	50	20	1,304,913	584,920	30.0%	25.8%
Other revenues	—	—	48,727	28,786	1.1%	1.3%
	175	83	$4,350,450	$2,264,760	100.0%	100.0%

4.    Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of June 30, 2019 and December 31, 2018, excluding assets held for sale, are as follows:

	June 30,	December 31,
	2019	2018
Land and land improvements	$4,075,733	$4,075,733
Building and building improvements	38,714,651	38,700,052
Furniture, fixtures and equipment	1,944,534	1,872,959
Less: accumulated depreciation	(2,509,971)	(1,679,564)
Real estate investment properties, net	$42,224,947	$42,969,180

Depreciation expense on the Company’s real estate investment properties, net was approximately $0.4 million and $0.8 million for the quarter and six months ended June 30, 2019, respectively, and approximately $0.2 million and $0.4 million for the quarter and six months ended June 30, 2018, respectively.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangibles as of June 30, 2019 and December 31, 2018, excluding assets held for sale, are as follows:

	June 30,	December 31,
	2019	2018
In-place resident agreement intangibles	$2,569,419	$2,569,419
Less: accumulated amortization	(1,585,494)	(1,071,610)
Intangible assets, net	$983,925	$1,497,809

For the quarter and six months ended June 30, 2019, amortization on the Company’s intangibles was approximately $0.3 million and $0.5 million, respectively, all of which was included in depreciation and amortization.  For the quarter and six months ended June 30, 2018, amortization on the Company’s intangibles was approximately $0.1 million and $0.3 million, respectively, all of which was included in depreciation and amortization.

6.	Assets and Associated Liabilities Held for Sale and Discontinued Operations

As part of executing on strategic alternatives, the Company committed to a plan to sell its MOB, Mid America Surgery, and classified the property as held for sale.  The Company believed the sale of Mid America Surgery would cause a strategic shift in the Company’s operations and, therefore, classified the corresponding revenues and expenses for its MOB property as discontinued operations.  In March 2019, the Company entered into a Sale Agreement with HCP Medical Office Buildings, LLC related to the MOB Sale.  In May 2019, the Company completed the MOB Sale and recognized a gain on the sale of approximately $1.6 million for financial reporting purposes.

As of June 30, 2019 and December 31, 2018, the amounts classified as assets held for sale and the liabilities associated with those assets held for sale consisted of the following:

	June 30,	December 31,
	2019	2018
Real estate investment properties, net	$—	$10,603,833
Intangibles, net	—	3,485,818
Other assets	—	112,551
Assets held for sale, net	$—	$14,202,202
Mortgage loan, net	$—	$5,532,346
Accounts payable and accrued liabilities	—	391,735
Other liabilities	—	323,106
Liabilities associated with assets held for sale	$—	$6,247,187

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

6.	Assets and Associated Liabilities Held for Sale and Discontinued Operations

The following table is a summary of the Company’s income from discontinued operations for the quarter and six months ended June 30, 2019 and 2018:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Rental income and related revenues	$144,022	$421,426	$486,294	$830,242

Operating expenses:
Property operating expenses	54,097	178,987	165,782	350,220
General and administrative expenses	232	934	791	1,385
Property management fees	5,941	11,343	13,869	21,393
Depreciation and amortization	—	131,235	43,793	261,929
Total operating expenses	60,270	322,499	224,235	634,927
Gain on sale of real estate	1,566,321	—	1,566,321	—
Operating income	1,650,073	98,927	1,828,380	195,315

Other expense:
Interest expense and loan cost amortization	(86,252)	(68,673)	(161,512)	(132,521)
Total other expense	(86,252)	(68,673)	(161,512)	(132,521)
Income before income taxes	1,563,821	30,254	1,666,868	62,794
Income tax expense	—	—	—	—
Income from discontinued operations	$1,563,821	$30,254	$1,666,868	$62,794

7.	Indebtedness

In May 2019, in connection with the MOB Sale, the Company strategically paid down approximately $12.8 million of debt secured by its Summer Vista Assisted Living (“Summer Vista”) property.  In connection therewith, the Company wrote-off approximately $0.1 million in unamortized loan costs as a loss on the early extinguishment of debt, which is included in interest expense and loan cost amortization in the accompanying condensed consolidated statements of operations for the quarter and six months ended June 30, 2019.

The following table provides details of the Company’s indebtedness as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Mortgage loans, net:
Mortgage loans (1)	$6,150,000	$18,900,000
Loan costs, net	(102,599)	(234,987)
Total mortgage loans, net	$6,047,401	$18,665,013

FOOTNOTE:

(1)	As of June 30, 2019, the Company’s mortgage loans are collateralized by its Summer Vista and Riverview properties.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

7.	Indebtedness (continued)

The fair market value of the Company’s mortgage loans was approximately $6.1 million and $18.9 million as of June 30, 2019 and December 31, 2018, respectively, which is based on then-current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values is categorized as Level 3 on the three-level valuation hierarchy.

The following is a schedule of future principal payments and maturity for the Company’s mortgage loans for the remainder of 2019, each of the next four years and thereafter, in the aggregate, as of June 30, 2019:

2019	$—
2020	31,849
2021	85,947
2022	1,192,460
2023	4,839,744
Thereafter	—
$6,150,000

8.	Related Party Arrangements

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

8.	Related Party Arrangements (continued)

Advisor — Pursuant to the Company’s advisory agreement, dated as of March 2, 2016, the Company paid the Advisor AUM Fees in an amount equal to 0.80% per annum of average invested assets.  In March 2019, the Company’s advisory agreement was amended and restated to eliminate acquisition fees and dispositions fees as well as to reduce the AUM Fees to 0.40% per annum of average invested assets.  The reduced AUM Fees were further subject and subordinate to an agreed upon hurdle relating to the total operating expenses (as described in the amended and restated advisory agreement) of the Company, though to the extent any portion of the AUM Fees are not paid as a result of total operating expenses exceeding the prescribed limits, it may be recovered by the Advisor if certain Company performance thresholds are subsequently met.  The Company’s board of directors approved renewing the amended and restated advisory agreement through March 2020.  Effective as of April 1, 2019, the Advisor waived its rights to any AUM Fees going forward, with such waiver to remain in effect through the Company’s dissolution and liquidation.

The Advisor, its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to the Company, including personnel costs, subject to the limitation that the Company will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of its average invested assets or 25% of its net income in any four consecutive fiscal quarters (“Expense Year”) unless approved by the independent directors.  For the Expense Year ended June 30, 2019, the Company did not incur operating expenses in excess of the limitation.  As of June 30, 2019, the Company had received cumulative approvals from its independent directors for total operating expenses in excess of this limitation of approximately $0.9 million.

For the six months ended June 30, 2019, the Company paid cash distributions of approximately $38,000 to the Advisor related to the Class A common stock held by the Advisor. There were no cash distributions for the quarter ended June 30, 2019 as the Company suspended regular cash distributions to stockholders effective April 1, 2019.  In addition, there were no stock dividends for the quarter and six months ended June 30, 2019 as the Company discontinued its stock dividends in October 2018.  For the quarter and six months ended June 30, 2018, the Company paid cash distributions of approximately $62,000 and $176,000, respectively, and issued stock dividends of approximately 1,000 shares and 2,000 shares, respectively, to the Advisor related to the Class A common stock held by the Advisor.

Pursuant to an expense support arrangement, the Advisor agreed to accept payment in restricted stock in lieu of cash for services rendered, in the event that the Company did not achieve established distribution coverage targets (“Expense Support Agreement”).  In exchange for services rendered and in consideration of the expense support provided under this arrangement, the Company issued, following each determination date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by the Advisor for the preceding year divided by the board of directors’ most recent determination of NAV per share of the Class A common shares on the terms and conditions and subject to the restrictions set forth in the Expense Support Agreement.  The restricted stock is subordinated and forfeited to the extent that shareholders do not receive a Priority Return on their Invested Capital (as such terms are defined in the Company’s advisory agreement), excluding for the purposes of calculating this threshold any shares of restricted stock owned by the Advisor.  In March 2019, the Company’s board of directors and the Advisor agreed to terminate the Expense Support Agreement effective April 1, 2019.  Any restricted stock shares granted to the Advisor under the Expense Support Agreement shall continue to be held by the Advisor, subject to the vesting and forfeiture provisions of the Expense Support Agreement which survive termination.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

8.	Related Party Arrangements (continued)

The following fees for services rendered were settled in the form of restricted stock pursuant to the Expense Support Agreement for the quarter and six months ended June 30, 2019 and 2018 and cumulatively through the termination date effective April 1, 2019:

	Quarter Ended		Six Months Ended		Cumulative
	June 30,		June 30,		Fees
	2019	2018	2019	2018	Settled
Fees for services rendered:
Asset management fees	$—	$70,800	$99,417	$141,600	$578,171
Advisor personnel expenses (1)	—	123,142	127,950	249,771	1,058,676
Total fees for services rendered	$—	$193,942	$227,367	$391,371	$1,636,847

Then-current NAV	$9.92	$10.06	$9.92	$10.06	$9.92
Restricted stock shares (2)	—	19,279	22,920	38,904	164,210

Cash distributions on restricted stock (3)	$—	$8,113	$8,113	$8,113	$16,226
Stock dividends on restricted stock (4)	—	170	—	170	340

FOOTNOTES:

(1)

Amounts consisted of personnel and related overhead costs of the Advisor or its affiliates (which, in general, are those expenses relating to the Company’s administration on an on-going basis) that are reimbursable by the Company.

(2)

Represents restricted stock shares issued to the Advisor pursuant to the Expense Support Agreement through its termination effective April 1, 2019.  No fair value was assigned to the restricted stock shares as the shares do not vest until a liquidity event is consummated and certain market conditions are achieved.  In addition, the restricted stock shares will be treated as unissued for financial reporting purposes until the vesting criteria are met.

(3)	The cash distributions were recognized as compensation expense as issued and included in general and administrative expense in the accompanying condensed consolidated statements of operations.
(4)

The par value of the stock dividends was recognized as compensation expense as issued and included in general and administrative expense in the accompanying condensed consolidated statements of operations.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

8.	Related Party Arrangements (continued)

The fees payable through the termination of the Offering in October 2018 to the Dealer Manager for the quarter and six months ended June 30, 2019 and 2018, and related amounts unpaid as of June 30, 2019 and December 31, 2018 were as follows:

	Quarter Ended		Six Months Ended		Unpaid amounts as of (1)
	June 30,		June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Selling commissions (2)	$—	$89,834	$—	$221,675	$—	$—
Dealer manager fees (2)	—	110,527	—	276,283	—	—
Distribution and stockholder
servicing fees (2)	—	221,469	—	514,847	—	—
	$—	$421,830	$—	$1,012,805	$—	$—

The expenses incurred by and reimbursable to the Company’s related parties, including amounts included in income from discontinued operations, for the quarter and six months ended June 30, 2019 and 2018, and related amounts unpaid as of June 30, 2019 and December 31, 2018 are as follows:

	Quarter Ended		Six Months Ended		Unpaid amounts as of (1)
	June 30,		June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Reimbursable expenses:
Operating expenses (3)	$178,746	$263,201	$409,570	$526,795	$67,660	$85,902
Acquisition fees and expenses	—	601	—	1,503	—	—
	178,746	263,802	409,570	528,298	67,660	85,902
Asset management fees (4)	51,069	70,800	150,486	141,600	—	—
	$229,815	$334,602	$560,056	$669,898	$67,660	$85,902

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity.
(3)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets.  In March 2019, the Company’s board of directors and its Advisor agreed to terminate the Expense Support Agreement effective April 1, 2019.  As such, there were was no expense support provided by the Advisor for the quarter ended June 30, 2019.  For the six months ended June 30, 2019, approximately $0.1 million of personnel expenses of affiliates of the Advisor were settled in accordance with the terms of the Expense Support Agreement and as such general and administrative expenses were reduced by approximately $0.1 million for the six months ended June 30, 2019.  For the quarter and six months ended June 30, 2018, approximately $0.1 million and $0.2 million, respectively, of personnel expenses of affiliates of the Advisor were settled in accordance with the terms of the Expense Support Agreement and as such general and administrative expenses were reduced by approximately $0.1 million and $0.2 million, respectively, for the quarter and six months ended June 30, 2018.

(4)

In March 2019, the Company’s board of directors and its Advisor agreed to terminate the Expense Support Agreement effective April 1, 2019; as such, no further expense support was provided effective April 1, 2019.  For the six months ended June 30, 2019, approximately $0.1 million of asset management fees were settled in accordance with the terms of the Expense Support Agreement through its termination and, as such, asset management fees were reduced by approximately $0.1 million for the six months ended June 30, 2019.  For the quarter and six months ended June 30, 2018, approximately $70,000 and $0.1 million, respectively, of asset management fees were settled in accordance with the terms of the Expense Support Agreement and, as such, asset management fees were reduced by approximately $70,000 and $0.1 million, respectively, for the quarter and six months ended June 30, 2018.  In addition, for the quarter ended June 30, 2019, the Advisor earned and waived approximately $51,000 of asset management fees, which will not be reimbursed by the Company in future periods, and as such asset management fees were reduced by approximately $51,000 for the quarter and six months ended June 30, 2019.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

9.	Equity

Subscription Proceeds — In October 2018, in light of the Company’s decision to terminate its Offering, the Company suspended the Reinvestment Plan and the Redemption Plan.  As such, there were no subscriptions proceeds received for either the quarter or six months ended June 30, 2019.  For the quarter and six months ended June 30, 2018, the Company received subscription proceeds of approximately $5.4 million (0.5 million shares) and $12.5 million (1.2 million shares), respectively, through its Offering and Reinvestment Plan.

Distributions — In October 2018, in light of the Company’s decision to terminate its Offering, the Company suspended the Reinvestment Plan and discontinued the issuance of stock dividends concurrently.  In March 2019, in connection with the Company’s strategic alternatives discussed in Note 1. “Organization,” the Company’s board of directors suspended regular cash distributions to stockholders effective April 1, 2019.  As such, there were no cash distributions declared for the quarter ended June 30, 2019.   For the six months ended June 30, 2019, the Company declared cash distributions of approximately $0.7 million, all of which were paid in cash to stockholders.  None of the cash distributions were reinvested during either the quarter or six months ended June 30, 2019 due to the suspension of the Reinvestment Plan effective October 2018.  For the quarter and six months ended June 30, 2018, the Company declared cash distributions of approximately $0.5 million and $0.9 million, respectively, of which approximately $0.3 million and $0.5 million, respectively, was reinvested pursuant to the Reinvestment Plan.

Redemptions — In October 2018, in light of the Company’s decision to terminate its Offering, the Company suspended the Reinvestment Plan and the Redemption Plan.  As such, there were no requests for the redemption of common stock during either the quarter or six months ended June 30, 2019.  During the quarter and six months ended June 30, 2018, the Company received requests for the redemption of common stock of approximately $0.1 million and $0.2 million, respectively, which were approved for redemption at an average price of $10.06 and $10.05, respectively.

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

11.  Income Taxes

The accompanying condensed consolidated financial statements include an interim tax provision for the quarter and six months ended June 30, 2019 and 2018.  The components of income tax expense for the quarter and six months ended June 30, 2019 and 2018 are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Current:
Federal	$—	$(9,250)	$—	$(34,500)
State	—	(3,450)	—	(8,600)
Total current expense	—	(12,700)	—	(43,100)

Deferred:
Federal	—	(735)	(25,300)	(1,328)
State	—	(392)	(5,233)	(755)
Total deferred expense	—	(1,127)	(30,533)	(2,083)
Income tax expense	$—	$(13,827)	$(30,533)	$(45,183)

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

11.	Income Taxes (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets as of June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
Carryforward of net operating loss	$63,060	$—
Prepaid rent	42,734	30,533
Valuation allowance	(105,794)	—
Deferred tax assets, net	$—	$30,533

The recording of a valuation allowance relates primarily to a change in judgment about the Company’s ability to realize deferred tax assets in future years, due to its current and foreseeable operations.

A reconciliation of the income tax expense for the quarter and six months ended June 30, 2019 and 2018 computed at the statutory federal tax rate on income (loss) before income taxes is as follows:

	Quarter Ended June 30,
	2019		2018
Tax benefit computed at federal statutory rate	$130,446	21.0%	$70,637	21.0%
Impact of REIT election	(130,446)	(21.0)%	(80,622)	(24.0)%
State income tax expense	—	—%	(3,842)	(1.1)%
Impact of change in deferred tax asset	(14,984)	(2.4)%	—	—%
Impact of change in valuation allowance	14,984	2.4%	—	—%
Income tax expense	$—	—%	$(13,827)	(4.1)%

	Six Months Ended June 30,
	2019		2018
Tax benefit computed at federal statutory rate	$262,460	21.0%	$146,002	21.0%
Impact of REIT election	(257,227)	(20.6)%	(181,830)	(26.2)%
State income tax expense	(5,233)	(0.4)%	(9,355)	(1.3)%
Impact of change in deferred tax asset	75,261	6.0%	—	—%
Impact of change in valuation allowance	(105,794)	(8.5)%	—	—%
Income tax expense	$(30,533)	(2.5)%	$(45,183)	(6.5)%

The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions. The tax years 2016 and forward remain subject to examination by taxing authorities throughout the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter and six months ended June 30, 2019 (“Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of June 30, 2019 (unaudited) and December 31, 2018.  Amounts as of December 31, 2018, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date.  This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes thereto and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Strategic Alternatives

On August 31, 2018, our board of directors approved the termination of our Offering and the suspension of our Reinvestment Plan, effective October 1, 2018.  We also suspended our Redemption Plan and discontinued our stock dividends concurrently.  In October 2018, we deregistered the unsold shares of common stock under our previous registration statement on Form S-11.  Since inception, we received aggregate proceeds of approximately $51.2 million, which was comprised of the following: (1) approximately $50.8 million of proceeds through the close of our Offering, including approximately $1.2 million of proceeds pursuant to our Reinvestment Plan; $0.2 million of proceeds from our Advisor as our initial capitalization; and (3) approximately $0.3 million of proceeds from a private placement.  In 2018, our board of directors appointed a Special Committee comprised solely of our independent board members to oversee the process of exploring strategic alternatives to maximize value for our stockholders, including, without limitation, (i) an orderly disposition of our assets or one or more of our asset classes and the distribution of the net sale proceeds thereof to our stockholders and (ii) a potential business combination or other transaction with an unrelated third-party or affiliated party of our Sponsor.  In January 2019, the Special Committee engaged SunTrust Robinson Humphrey, Inc., an investment banker, to act as a financial advisor to the aforementioned Special Committee and, subsequently, we committed to a plan to sell Mid America Surgery.  Although we have formed the Special Committee for the exploration of strategic alternatives, we are not obligated to enter into any particular transaction or any transaction at all.  In the meantime, we continue to strategically manage and position our portfolio to drive performance and maximize value for our stockholders.

In March 2019, we entered into a Sale Agreement with HCP Medical Office Buildings, LLC related to the MOB Sale for a gross sales price of $15.4 million, subject to certain pro-rations and other adjustments as described in the Sale Agreement.  In May 2019, we completed the MOB Sale resulting in net cash proceeds of approximately $15.0 million, a portion of which was used to repay approximately $5.6 million of debt secured by our Mid America Surgery property.  We used the remaining proceeds, along with a portion of our available cash on hand, to strategically pay down approximately $12.8 million of debt secured by our Summer Vista property.

In March 2019, in connection with exploring strategic alternatives, our board of directors suspended our regular cash distributions to stockholders effective April 1, 2019.  In addition, in March 2019, our board of directors and our Advisor agreed to terminate the Expense Support Agreement effective April 1, 2019.   Any restricted stock shares granted to our Advisor under the Expense Support Agreement shall continue to be held by the Advisor, subject to the vesting and forfeiture provisions of the Expense Support Agreement which survive termination.

In July 2019, we filed a definitive proxy statement with the SEC requesting, among other items, the stockholders' approval of a Plan of Dissolution authorizing us to undertake the sale of all of our assets, distribute the net proceeds after the payment of all of our liabilities to stockholders as liquidating distributions, wind-up our operations and dissolve in accordance with Maryland law. There can be no assurance that stockholders will approve the Plan of Dissolution or that we will have a liquidity event in the near term. We expect to distribute all of the net proceeds from the sale of our assets to stockholders within 24 months following the stockholders’ approval of the Plan of Dissolution.  However, if we cannot sell our assets and pay our debts within 24 months, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, we may transfer and assign our remaining assets to a liquidating trust.  Upon such transfer and assignment, stockholders will receive interests in the liquidating trust.  The liquidating trust will pay or provide for all of our liabilities and distribute any remaining net proceeds from the sale of our assets to the holders of interests in the liquidating trust.

Portfolio Overview

As of June 30, 2019, our healthcare investment portfolio consists of two seniors housing properties that are both located in Florida: Summer Vista and The Crossings at Riverview (“Riverview”).  We have leased our two seniors housing properties to single member limited liability companies wholly-owned by TRS Holdings and engaged independent third-party property managers under management agreements to operate the properties as permitted under RIDEA structures.

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

We also review certain operating and other statistical measures of the underlying property such as occupancy levels and revenue per occupied unit (“RevPOU”), which we define as total revenue before charges for ancillary and care services offered at the community divided by average number of occupied units.  As of June 30, 2019, 100% and 76% of resident units were occupied at Summer Vista and Riverview, respectively.  The average monthly RevPOU as of June 30, 2019 and 2018 was $4,118 and $4,059, respectively, for assisted living units and $5,257 and $4,415, respectively, for memory care units.

Liquidity and Capital Resources

General

As described above under “Strategic Alternatives,” we began evaluating strategic alternatives to maximize value for our stockholders.  During 2019, our principal demands for funds have been and are expected to be for:

•	the payment of operating expenses;
•	the payment of debt service on our outstanding indebtedness; and
•	to a lesser extent, the payment of distributions through the suspension of cash distributions effective April 1, 2019.

We strategically leveraged our real estate assets and used debt as a means of providing additional funds for the acquisition of properties.  As of June 30, 2019, all of our debt is unhedged variable rate debt.  We may be negatively impacted by rising interest rates on our unhedged variable rate debt.  As of June 30, 2019 and December 31, 2018, our debt leverage ratio was approximately 12.5% and 36.0%, respectively, of the aggregate carrying value of our assets, including properties classified as held for sale.

Our cash flows from operating and investing activities described within “Sources of Liquidity and Capital Resources” and “Uses of Liquidity and Capital Resources” represent cash flows from continuing operations, which includes our two seniors housing properties and excludes our MOB property that was classified as discontinued operations and sold in May 2019.  The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

Sources of Liquidity and Capital Resources

Expense Support Agreement

During the six months ended June, 2019 and 2018, our cash flows from operating activities was positively impacted by approximately $0.2 million and $0.4 million, respectively, of expense support received pursuant to the Expense Support Agreement with our Advisor that was in effect through its termination date of April 1, 2019.  Pursuant to the Expense Support Agreement, our Advisor agreed to accept payment in restricted stock in lieu of cash for services rendered, in the event that the Company did not achieve established distribution coverage targets (as defined in the Expense Support Agreement).  In March 2019, as further described above under “Strategic Alternatives,” our board of directors and our Advisor agreed to terminate the Expense Support Agreement effective April 1, 2019.  Any restricted stock shares granted to our Advisor under the Expense Support Agreement shall continue to be held by the Advisor, subject to the vesting and forfeiture provisions of the Expense Support Agreement which survive termination.  As a result of terminating the Expense Support Agreement effective April 1, 2019, the amount of expense support we receive from our Advisor ceased April 1, 2019.  Accordingly, there was no expense support received for the quarter ended June 30, 2019.  Any amounts settled, and for which restricted stock shares were issued, pursuant to the Expense Support Agreement are permanently settled and we have no further obligation to pay such amounts to our Advisor.  In future periods, we will have to settle Advisor personnel expenses in cash rather than restricted stock, unless such amounts are otherwise subordinated or waived.

Effective March 2, 2019, our advisory agreement was amended and restated to eliminate acquisition fees and dispositions fees as well as to reduce our AUM Fees to 0.40% per annum of average invested assets.  Our AUM Fees were further subject and subordinate to an agreed upon hurdle relating to the total operating expenses (as described in the amended and restated advisory agreement) of the Company, though to the extent any portion of the AUM Fees are not paid as a result of total operating expenses exceeding the prescribed limits, it may be recovered by our Advisor if certain Company performance thresholds are subsequently met.  Our board of directors approved renewing the amended and restated advisory agreement through March 2020.  Effective as of April 1, 2019, our Advisor waived its rights to any AUM Fees going forward, with such waiver to remain in effect through our dissolution and liquidation.

Proceeds from Sale of Real Estate

In March 2019, we entered into a Sale Agreement with HCP Medical Office Buildings, LLC related to the MOB Sale for a gross sales price of $15.4 million, subject to certain pro-rations and other adjustments as described in the Sale Agreement.  In May 2019, we completed the MOB Sale resulting in net cash proceeds of approximately $15.0 million, a portion of which was used to repay approximately $5.6 million of debt secured by our Mid America Surgery property.  We used the remaining proceeds, along with a portion of our available cash on hand, to strategically pay down approximately $12.8 million of debt secured by our Summer Vista property.

Subscription Proceeds

In October 2018, in light of the decision to terminate our Offering, we suspended our Reinvestment Plan and our Redemption Plan.  As such, there were no subscriptions proceeds received for the six months ended June 30, 2019.  For the six months ended June 30, 2018, we received subscription proceeds of approximately $12.0 million (1.2 million shares) and $0.5 million (0.05 million shares) through our Offering and Reinvestment Plan, respectively.

Uses of Liquidity and Capital Resources

Net Cash Provided By (Used In) Operating Activities – Continuing Operations

We experienced positive cash flow from operating activities for the six months ended June 30, 2019 of approximately $0.5 million as compared to negative cash flow from operating activities for the six months ended June 30, 2018 of approximately $0.4 million.  The fluctuation across periods was primarily the result of our second seniors housing property, Riverview, being acquired on August 31, 2018 and, as such, the prior period consisted entirely of operations for Summer Vista while the current period included operations for both Summer Vista and Riverview.  In addition, our cash flow from operating activities during 2019 was positively impacted by our decision to use the remaining proceeds for the MOB Sale, along with a portion of our available cash on hand, to strategically pay down approximately $12.8 million of debt secured by our Summer Vista property, which resulted in lower interest expense and loan cost amortization.

During the six months ended June 30, 2019 and 2018, our cash flow from operating activities was also positively impacted by the expense support received from our Advisor.  As a result of terminating the Expense Support Agreement effective April 1, 2019, as described above under “Expense Support Agreement,” the amount of expense support we receive from our Advisor ceased April 1, 2019 and there was no expense support received for the quarter ended June, 2019.  In future periods, we will settle Advisor personnel expenses in cash rather than restricted stock, unless such amounts are otherwise subordinated or waived.

Capital Expenditures

We paid approximately $86,000 and $17,000 in capital expenditures during the six months ended June 30, 2019 and 2018, respectively.  The increase across periods primarily relates to additions at our Riverview property during 2019.

Underwriting Compensation

As further described above under “Strategic Alternatives,” we terminated and closed our Offering effective October 1, 2018.  As such, there was no underwriting compensation for the six months ended June 30, 2019.  For the six months ended June 30, 2018, we paid approximately $0.6 million in underwriting compensation.  Under the terms of the Primary Offering, our Dealer Manager was entitled to receive selling commissions, dealer manager fees and/or annual distribution and stockholder servicing fees, which were based on the respective share class of our common stock sold, all or a portion of which could be reallowed to participating broker dealers.  Refer to Note 8. “Related Party Arrangements” for additional information related to amounts incurred for the six months ended June 30, 2018.

Debt Repayments

During the six months ended June 30, 2019, we used the net proceeds from our MOB Sale, along with a portion of our available cash on hand, to make approximately $18.4 million of total debt repayments, which were comprised of approximately $5.6 million of debt secured by our Mid America Surgery property and approximately $12.8 million of debt secured by our Summer Vista property.

Common Stock Redemptions

Our Redemption Plan was designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any liquidity event.  In connection with the termination of our Offering and our board of directors’ decision to consider possible strategic alternatives available to us, our Redemption Plan was suspended effective October 1, 2018 and we no longer accept or process any redemption requests received after such date.  During the six months ended June 30, 2018, we received requests for the redemption of common stock of approximately $0.2 million.  The redemptions were approved by our board of directors and paid as of June 30, 2018.

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

The following table details our cash distributions per share and our cash distributions paid, including distribution reinvestments as applicable, by quarter for the six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	Cash Distributions per Share (1)			Cash Distributions Paid (2)			Cash Flows
							Provided by
				Cash		Cash Distributions	(Used in)
	Class A	Class T	Class I	Distributions	Distribution	net of Distribution	Operating
Periods	Share	Share	Share	Declared	Reinvestments	Reinvestments	Activities (3)
2019 Quarters
First	$0.1440	$—	$—	$705	$—	$705	$426
Second	—	—	—	—	—	—	232
Year	$0.1440	$—	$—	$705	$—	$705	$658
2018 Quarters
First	$0.1440	$0.1178	$0.1312	$402	$225	$177	$157
Second	0.1440	0.1175	0.1314	483	283	200	(242)
Year	$0.2880	$0.2353	$0.2626	$885	$508	$377	$(85)

FOOTNOTES:

(1)

Our board of directors authorized through March 31, 2019, regular cash distributions on the outstanding shares of all classes of our common stock were declared in monthly amounts equal to $0.0480 per share, less class-specific expenses with respect to each class (as applicable).  In March 2019, our board of directors suspended our regular cash distributions effective April 1, 2019.

(2)	Represents cash distributions declared, the amount of distributions reinvested in additional shares through our Reinvestment Plan and the amount of proceeds used to fund cash distributions.
(3)

Amounts herein include cash flows from discontinued operations.  For the six months ended June 30, 2019 and 2018, our net income (loss) was approximately $0.4 million and ($0.7) million, respectively, while cash distributions declared were approximately $0.7 million and $0.9 million, respectively.  For the six months ended June 30, 2019 and 2018, approximately 60% and 18%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.  For the six months ended June 30, 2019 and 2018, approximately 40% and 82%, respectively, of the cash distributions paid to stockholders were considered to be funded with flows provided by financing activities, a component of which included proceeds of our Offering and/or borrowings, whether collateralized by our assets or unsecured.

In March 2019, our board of directors suspended our regular cash distributions effective April 1, 2019.  Accordingly, our board of directors has not declared any regular distributions on our common stock after the effective date of the suspension.

Results of Operations

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues and income to be derived from the operation of properties and other permitted investments, other than those referred to in Part II, Item 1A of this report and in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following discussion focuses on continuing operations, which includes our two seniors housing properties and excludes our MOB property classified as discontinued operations and sold in May 2019.  The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

The following is a discussion of our continuing operations for the quarter and six months ended June 30, 2019 as compared to the quarter and six months ended June 30, 2018:

•

Resident fees and services for the quarter and six months ended June 30, 2019 were approximately $2.2 million and $4.4 million, respectively, as compared to approximately $1.1 million and $2.3 million, respectively, for the six months ended June 30, 2018. As a result of our second seniors housing property, Riverview, being acquired on August 31, 2018, the prior period consisted entirely of resident fees and services for Summer Vista while the current period included resident fees and services for both Summer Vista and Riverview.

•

Property operating expenses for the quarter and six months ended June 30, 2019 were approximately $1.3 million and $2.7 million, respectively, as compared to approximately $0.6 million and $1.2 million, respectively, for the quarter and six months ended June 30, 2018.  As a result of our second seniors housing property, Riverview, being acquired on August 31, 2018, the prior period consisted entirely of property operating expenses for Summer Vista while the current period included property operating expenses for both Summer Vista and Riverview.

•

General and administrative expenses for the quarter and six months ended June 30, 2019 were approximately $0.4 million and $0.8 million, respectively, as compared to approximately $0.3 million and $0.6 million, respectively, for the quarter and six months ended June 30, 2018.  General and administrative expenses are comprised primarily of directors’ and officers’ insurance, accounting and legal fees, Advisor personnel expenses and board of director fees.  Beginning in 2017 and through the termination of the Expense Support Agreement effective April 1, 2019, as described above under “Expense Support Agreement,” Advisor personnel expenses were settled in the form of restricted stock pursuant to the Expense Support Agreement and, as such, our general and administrative expenses were reduced by approximately $0.1 million for the six months ended June 30, 2019, and approximately $0.1 million and $0.2 million, respectively, for the six months ended June 30, 2018.  As a result of terminating the Expense Support Agreement effective April 1, 2019, the amount of expense support we receive from our Advisor ceased on April 1, 2019.  Accordingly, in future periods, Advisor personnel expenses that are settled in cash rather than restricted stock will be reflected within our financial results as we will no longer receive the aforementioned expense reductions that resulted from the expense support arrangement with our Advisor.

•

Asset management fees incurred for the quarter and six months ended June 30, 2019 were approximately $51,000 and $0.2 million, respectively, as compared to approximately $70,000 and $0.1 million, respectively, for the quarter and six months ended June 30, 2018.  From inception through the termination of the Expense Support Agreement effective April 1, 2019, as described above under “Expense Support Agreement,” asset management fees were settled in the form of restricted stock pursuant to the Expense Support Agreement and, as such, our asset management fees were reduced by $0.1 million for the six months ended June 30, 2019, and approximately $70,000 and $0.1 million, respectively, for the six months ended June 30, 2018.  As a result of terminating the Expense Support Agreement effective April 1, 2019, the amount of expense support we receive from our Advisor ceased on April 1, 2019.  In addition, effective April 1, 2019, our Advisor waived its rights to any asset management fees going forward, with such waiver to remain in effect through our dissolution and liquidation.  Accordingly, for the quarter ended June 30, 2019, our Advisor earned and waived approximately $51,000 of asset management fees and, as such, asset management fees were reduced by approximately $51,000 for the quarter ended June 30, 2019.

•

Depreciation and amortization for the quarter and six months ended June 30, 2019 were approximately $0.7 million and $1.3 million, respectively, as compared to approximately $0.3 million and $0.6 million, respectively for the quarter and six months ended June 30, 2018.  As a result of our second seniors housing property, Riverview, being acquired on August 31, 2018, the prior period consisted entirely of depreciation and amortization for Summer Vista while the current period included depreciation and amortization for both Summer Vista and Riverview.

•

Interest expense and loan cost amortization for the quarter and six months ended June 30, 2019 was approximately $0.2 million and $0.5 million, respectively, as compared to approximately $0.2 million and $0.4 million for the quarter and six months ended June 30, 2018.  The increase is reflective of the current period consisting of mortgage loans for both Summer Vista and Riverview, which we acquired on August 31, 2018; whereas, the prior period consisted of our Summer Vista loan as well as the notes issued in connection with our private placement, which we repaid in October 2018. In addition, we wrote-off approximately $0.1 million in unamortized loan costs as a loss on the early extinguishment of debt related to the strategic pay down of approximately $12.8 million in debt secured by our Summer Vista property using a portion of the net sales proceeds from our MOB sale as further described above in “Sources of Liquidity and Capital Resources - Proceeds from Sale of Real Estate.”  We expect lower interest expense in future periods as a result of our strategic decision to repay the majority of our Summer Vista debt prior to its scheduled maturity.

•

Income from discontinued operations for the quarter and six months ended June 30, 2019, was approximately $1.6 million and $1.7 million, respectively, as compared to approximately $30,000 and $63,000, respectively, for the quarter and six months ended June 30, 2018.  As discussed above under “Strategic Alternatives,” we classified our Mid America Surgery property as held for sale.  In May 2019, we completed the MOB Sale, which we believe will cause a strategic shift in our operations and, therefore, we have classified the corresponding revenues and expenses as discontinued operations.  In connection with our completion of the MOB Sale, during the quarter and six months ended June 30, 2019, we recognized a gain on sale of real estate of approximately $1.6 million for financial reporting purposes.

Net Operating Income

We define NOI, a non-GAAP measure, as total revenues and services less property operating expenses and property management fees.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents NOI from our Riverview acquisition completed after both April 1, 2018 and January 1, 2018 as we did not own the property during the entirety of all periods presented.  The chart below reconciles our net loss and NOI for the quarter and six months ended June 30, 2019 and 2018, excluding our MOB property classified as discontinued operations (in thousands):

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Net income (loss)	$943	$(350)			$387	$(740)
Adjusted to exclude:
General and administrative expenses	422	286			825	605
Acquisition fees and expenses	—	—			—	1
Depreciation and amortization	674	324			1,344	649
Other expenses, net of other income	246	194			497	375
Income tax expense	—	14			31	45
Income from discontinued operations	(1,564)	(30)			(1,667)	(63)
NOI	$721	$438	$283	64.6%	$1,417	$872	$545	62.5%
Less: Non-same-store NOI	(342)	—			(614)	—
Same-store NOI	$379	$438	$(59)	-13.5%	$803	$872	$(69)	-7.9%

Overall, our NOI for the quarter and six months ended June 30, 2019 increased by approximately $0.3 million and $0.5 million, respectively, as compared to the six months ended June 30, 2018, which was primarily the result of our second seniors housing property, Riverview, being acquired on August 31, 2018 and, as such, the prior period consisted entirely of operations for Summer Vista while the current period included operations for both Summer Vista and Riverview.  Accordingly, our non-same-store NOI increased by approximately $0.3 million and $0.6 million, respectively, for the quarter and six months ended June 30, 2019 and related entirely to our Riverview property.  In addition, our same-store NOI for the quarter ended June 30, 2019 decreased by approximately $59,000, or 13.5%, and for the six months ended June 30, 2019 $70,000, or 8.0%.  Our same-store NOI related entirely to our Summer Vista property, which was negatively impacted by new market competition that resulted in lower resident fees and services across periods as concessions/incentives were offered to new residents.

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

The following table reconciles our net income (loss) to FFO and MFFO for the quarter and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$943	$(350)	$387	$(740)
Adjustments to reconcile net loss to FFO
Depreciation and amortization:
Continuing operations	674	325	1,344	649
Discontinued operations	—	131	44	262
Gain on sale of real estate:
Discontinued operations	(1,566)	—	(1,566)	—
Total FFO	51	106	209	171
Straight-line rent adjustments: (1)
Continuing operations	12	8	17	27
Discontinued operations	(5)	(19)	(18)	(70)
Amortization of above and below market intangibles: (2)
Discontinued operations	—	2	1	5
Acquisition fees and expenses: (3)
Continuing operations	—	—	—	1
Loss on extinguishment of debt: (4)
Continuing operations	107	—	107	—
Discontinued operations	56	—	56	—
Total MFFO	$221	$97	$372	$134
Class A common stock (basic and diluted):
Weighted average number of Class A common shares outstanding (5) (6)	4,899	868	4,899	847
Net loss per share of Class A common stock outstanding	$0.19	$(0.09)	$0.08	$(0.20)
FFO per share of Class A common stock outstanding	$0.01	$0.03	$0.04	$0.05
MFFO per share of Class A common stock outstanding	$0.05	$0.02	$0.08	$0.04
Class T common stock (basic and diluted):
Weighted average number of Class T common shares outstanding (5) (6)	—	2,806	—	2,575
Net loss per share of Class T common stock outstanding	$—	$(0.09)	$—	$(0.20)
FFO per share of Class T common stock outstanding	$—	$0.03	$—	$0.05
MFFO per share of Class T common stock outstanding	$—	$0.02	$—	$0.04
Class I common stock (basic and diluted):
Weighted average number of Class I common shares outstanding (5) (6)	—	313	—	262
Net loss per share of Class I common stock outstanding	$—	$(0.09)	$—	$(0.20)
FFO per share of Class I common stock outstanding	$—	$0.03	$—	$0.05
MFFO per share of Class I common stock outstanding	$—	$0.02	$—	$0.04

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

(4)

Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.

(5)

For the purposes of determining the weighted average number of shares of common stock outstanding, stock dividends are treated as if such shares were outstanding as of July 11, 2016 (the date we commenced operations).  Effective October 1, 2018, in connection with the close of our Offering, we discontinued our stock dividends.

(6)

In connection with the close of the Offering effective October 1, 2018, we reached certain underwriting compensation limits, and, effective October 31, 2018, each Class T and Class I share automatically converted into a Class A share pursuant to the terms of our charter.  As such, there were no Class T or Class I shares outstanding effective October 31, 2018.

Related Party Transactions

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for advisory services, selling commissions, dealer manager fees, asset management fees and reimbursement of operating costs.

Our Advisor and its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to us, including personnel costs, subject to the limitation that, beginning on the earlier of the Expense Year after (i) we make our first investment or (ii) six months after the commencement of the Offering, we will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income in any Expense Year unless approved by the independent directors.  For the Expense Year ended June 30, 2019, we did not incur operating expenses in excess of the limitation.  As of June 30, 2019, we had received cumulative approvals by our independent directors for total operating expenses in excess of this limitation of approximately $0.9 million.

See Note 8. “Related Party Arrangements” in the accompanying condensed consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2019.

Contractual Obligations

The following table presents our contractual obligations by payment period as of June 30, 2019 (in thousands):

	Payments Due by Period
	2019	2020-2021	2022-2023	Thereafter	Total
Mortgage loans, net (principal and interest)	$138	$685	$6,435	$—	$7,258
	$138	$685	$6,435	$—	$7,258

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

We may be exposed to financial market risks, specifically changes in interest rates as we have borrowed money to acquire properties.  As of June 30, 2019, all of our debt is unhedged variable rate debt. Our management objectives related to interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating interest rate protection opportunities through swaps or caps.

The following is a schedule as of June 30, 2019 of our variable rate debt maturities for the remainder of 2019, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value (1)
Variable rate debt	$—	$32	$86	$1,192	$4,840	$—	$6,150	$6,113
Average interest rate on variable rate debt	—	LIBOR + 2.45%	LIBOR + 2.33%	LIBOR + 2.67%	LIBOR + 2.25%		LIBOR + 2.33%

FOOTNOTE:

(1)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2019, compared to LIBOR rates as of June 30, 2019, would result in fluctuation of interest expense on our variable rate debt of approximately $0.1 million for the year ending December 31, 2019.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, or the impact of any LIBOR floors or caps that may exist under our debt arrangements.

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

The following risk factors are risks, together with the other risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that we currently believe are the material risks of which our stockholders should be aware.  However, additional risks that are not presently known to us, or that we currently believe are not material, may also prove to be important.

RISKS THAT MAY DELAY OR REDUCE OUR LIQUIDATING DISTRIBUTIONS

We estimated in our proxy statement regarding the proposed Plan of Dissolution that our net proceeds from liquidation could range between approximately $8.80 and $9.83 per share, which we anticipate paying to stockholders within 24 months after stockholder approval of the Plan of Dissolution. However, our expectations about the amount of liquidating distributions that we will make and when we will make them were based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to stockholders may be more or less than we estimated. In addition, the liquidating distributions may be paid later than we predict. In addition to the risks that we generally face in our business, factors that could cause actual payments to be lower or made later than we expect include, among others, the risks set forth below:

If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions may be delayed or reduced.

If stockholders approve the Plan of Dissolution, we will seek to enter into binding sale agreements for each of our properties. The consummation of the potential sales for which we will enter into sale agreements in the future will be subject to satisfaction of closing conditions. If any of the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the assets which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for this asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating payments to our stockholders would be delayed or reduced.

If we are unable to find buyers for our assets at our expected sales prices, our liquidating distributions may be delayed or reduced.

Currently neither of our two properties are subject to agreements providing for their sale. In calculating our estimated range of liquidating distributions, we assumed that we will be able to find buyers for all of our assets at amounts based on our estimated range of market values for each property. However, we may have overestimated the sales prices that we will ultimately be able to obtain for these assets. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s market value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating payments to our stockholders would be delayed or reduced. Furthermore, the projected liquidating distribution is based upon the Advisor’s estimates of the range of market value for each property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. In addition, transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may adversely impact the net liquidation proceeds from those assets.

If we are unable to find buyers that want to keep our property managers, our asset sales prices will likely be in the lower end of our expected range, it may take longer to sell our assets, and our liquidating distributions may be delayed or reduced.

Currently, our portfolio consists of two seniors housing properties managed by independent third-party managers as permitted under RIDEA structures. Some potential buyers of these assets may wish to replace our property managers, which is a change that could create transition costs and otherwise reduce what they would be willing to pay for the properties. If we are unable to find buyers that want to keep our property managers, our asset sales prices will likely be in the lower end of our expected range, it may take longer to sell our assets, and our liquidating distributions may be delayed or reduced.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.

Before making the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our Board may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our Board may also decide to establish a reserve fund to pay these contingent claims. The amounts of transaction costs in the liquidation are not yet final, so we have used estimates of these costs in calculating the amounts of our projected liquidating distributions. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation value may be lower than our estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our stockholders may be delayed or reduced.

Pursuing the Plan of Dissolution may cause us to fail to qualify as a REIT, which would dramatically lower the amount of our liquidating distributions.

For so long as we qualify as a REIT and distribute all of our taxable income, we generally are not subject to federal income tax. Although our Board does not presently intend to terminate our REIT status prior to the final distribution of the net proceeds from the sale of our assets and our dissolution, our Board may take actions pursuant to the Plan of Dissolution that would result in such a loss of REIT status. Upon the final distribution of the net proceeds from the sale of our assets and our dissolution, our existence and our REIT status will terminate. However, there is a risk that our actions in pursuit of the Plan of Dissolution may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT prior to completion of the Plan of Dissolution. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. We may encounter difficulties satisfying these requirements as part of the liquidation process. In addition, in connection with that process, we may recognize ordinary income in excess of the cash received. The REIT rules require us to pay out a large portion of our ordinary income in the form of a dividend to our stockholders. However, to the extent that we recognize ordinary income without any cash available for distribution, and if we were unable to borrow to fund the required dividend or find another way to meet the REIT distribution requirements, we may cease to qualify as a REIT. While we expect to comply with the requirements necessary to qualify as a REIT in any taxable year, if we are unable to do so, we will, among other things (unless entitled to relief under certain statutory provisions):

•	not be allowed a deduction for dividends paid to stockholders in computing our taxable income;
•	be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income, including recognized gains, at regular corporate rates;
•	be subject to increased state and local taxes; and
•	be disqualified from treatment as a REIT for the taxable year in which we lose our qualification and for the four following taxable years.

As a result of these consequences, our failure to qualify as a REIT could substantially reduce the funds available for distribution to our stockholders.

Pursuing the Plan of Dissolution may cause us to be subject to federal income tax, which would reduce the amount of our liquidating distributions.

We generally are not subject to federal income tax to the extent that we distribute to our stockholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to our taxable income for the year. However, we are subject to federal income tax to the extent that our taxable income exceeds the amount of dividends paid to our stockholders for the taxable year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year, plus 95% of our capital gain net income for that year, plus 100% of our undistributed taxable income from prior years. While we intend to make distributions to our stockholders sufficient to avoid the imposition of any federal income tax on our taxable income and the imposition of the excise tax, differences in timing between the actual receipt of income and actual payment of deductible expenses, and the inclusion of such income and deduction of such expenses in arriving at our taxable income, could cause us to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements, or pay federal income and excise taxes. The cost of borrowing or the payment of federal income and excise taxes would reduce the funds available for distribution to our stockholders.

So long as we continue to qualify as a REIT, any net gain from “prohibited transactions” will be subject to a 100% tax. “Prohibited transactions” are sales of property held primarily for sale to customers in the ordinary course of a trade or business. The prohibited transactions tax is intended to prevent a REIT from retaining any profit from ordinary retailing activities such as sales to customers of condominium units or subdivided lots in a development project. The Internal Revenue Code of 1986, as amended (“Code”), provides for a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. Whether a real estate asset is property held primarily for sale to customers in the ordinary course of a trade or business is a highly factual determination. We believe that all of our properties are held for investment and the production of rental income, and that none of the sales of our properties will constitute a prohibited transaction. We do not believe that the sales of the Company’s properties pursuant to the Plan of Dissolution should be subject to the prohibited transactions tax. However, due to the anticipated sales volume and other factors, the contemplated sales may not qualify for the protective safe harbor. There can be no assurance that the Internal Revenue Service will not successfully challenge the characterization of properties we hold for purposes of applying the prohibited transaction tax.

Distributing interests in a liquidating trust may cause our stockholders to recognize gain prior to the receipt of cash.

The REIT provisions of the Code generally require that each year we distribute as a dividend to our stockholders 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). Liquidating distributions we make pursuant to the Plan of Dissolution will qualify for the dividends paid deduction, provided that they are made within 24 months of the adoption of such plan. Conditions may arise which cause us not to be able to liquidate within such 24-month period. For instance, it may not be possible to sell our assets at acceptable prices during such period. In such event, rather than retain our assets and risk losing our status as a REIT, we may elect to transfer our remaining assets and liabilities to a liquidating trust in order to meet the 24-month requirement. We may also elect to transfer our remaining assets and liabilities to a liquidating trust within such 24-month period to avoid the costs of operating as a public company. Such a transfer would be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the assets to the liquidating trust. As a result, a Company stockholder would recognize gain to the extent such stockholder’s share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder’s adjusted tax basis in the stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability. To the extent such stockholder’s share of the cash and the fair market value of any assets received by the liquidating trust is less than the stockholder’s adjusted tax basis in the stock, such loss is expected to be recognizable at the time of the transfer to the liquidating trust, but not before such time. In addition, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder’s gain at the time interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property received by the liquidating trust on a sale of the assets. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss may be limited under the Code.

You may not receive any profits resulting from the sale of one or more of our properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.

If our stockholders approve the Plan of Dissolution, you may experience a delay before receiving your share of the net proceeds of such liquidation. In a liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We do not have any limitations or restrictions on taking such purchase money obligations. To the extent we receive promissory notes or other property in lieu of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. We may receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments may be spread over a number of years. In such event, you may experience a delay in the distribution of the net proceeds of a sale until such time as the installment payments are received.

OTHER RISKS OF THE PROPOSALS

There can be no assurance that our adoption of the Plan of Dissolution will result in greater returns to you on your investment within a reasonable period of time than you would receive through other alternatives reasonably available to us at this time.

If our stockholders approve the Plan of Dissolution, you will no longer participate in any future earnings or growth of our assets or benefit from any increases in the value of our assets once such assets are sold. While our Board and the Special Committee each believe that a liquidation at this time will be more likely to provide you with a greater return on your investment within a reasonable period of time than you would receive through other alternatives reasonably available to us at this time, such belief relies on certain assumptions and judgments concerning future events. Therefore, it is possible that continuing with the status quo or pursuing one or more of the other alternatives could provide you with a greater return within a reasonable period of time. In that case, we will be foregoing those attractive opportunities if we implement the Plan of Dissolution. If the Plan of Dissolution is not approved by you and our other stockholders, our Board and the Special Committee intends to evaluate our remaining strategic alternatives.

Our Board may abandon or delay implementation of the Plan of Dissolution even if it is approved by our stockholders.

Our Board has adopted and approved a Plan of Dissolution for the liquidation and dissolution of the Company. Nevertheless, our Board may terminate the Plan of Dissolution for any reason. This power of termination may be exercised both before and after any approval of the Plan of Dissolution Proposal by our stockholders, up to the time that the Articles of Dissolution have been accepted for record by the Maryland Department of Assessments and Taxation. Notwithstanding approval of the Plan of Dissolution Proposal by our stockholders, our Board may modify or amend the Plan of Dissolution without further action by our stockholders to the extent permitted under then current law. Although our Board has no present intention to pursue any alternative to the Plan of Dissolution, our Board may conclude either that its duties under applicable law require it to pursue business opportunities that present themselves or that abandoning the Plan of Dissolution is otherwise in the best interests of the Company and its stockholders. If our Board elects to pursue any alternative to the Plan of Dissolution, our stockholders may not receive any of the consideration currently estimated to be available for distribution to our stockholders pursuant to the Plan of Dissolution.

The Board will have the authority to sell our assets under terms less favorable than those assumed for the purpose of estimating our net liquidation value range.

If our stockholders approve the Plan of Dissolution, our directors will have the authority to sell any and all of our assets on such terms and to such parties as the Board determines in its sole discretion. Notably, our stockholders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales.

Distributions, if any, to our stockholders could be delayed and our stockholders could, in some circumstances, be held liable for amounts they received from the Company in connection with our dissolution.

Although our Board has not established a firm timetable for distributions to our stockholders, our Board intends, subject to contingencies inherent in the winding-up of our business and the payment of our obligations and liabilities, to completely liquidate as soon as practicable after the adoption of the Plan of Dissolution. If we are unable to dispose of all of our assets within 24 months after adoption of the Plan of Dissolution or if it is otherwise advantageous or appropriate to do so, our Board may establish a liquidating trust to which we could distribute in kind its unsold assets. Depending upon the Company’s cash flow and cash requirements and the progress of the sale process for our assets under the Plan of Dissolution, we may not make any distributions to our stockholders until we have repaid all of our known retained obligations and liabilities, paid all of our expenses, and complied with the requirements of Maryland law for companies in dissolution, including requirements for the creation and maintenance of adequate contingency reserves as required by Maryland law. Thereafter, we anticipate making distributions to our stockholders as promptly as practicable in accordance with the Plan of Dissolution and the liquidation and dissolution process selected by our Board in its sole discretion.

If we fail to create an adequate contingency reserve for payment of its expenses and liabilities, or if we transfer our assets to a liquidating trust and the contingency reserve and the assets held by the liquidating trust are less than the amount ultimately found payable in respect of expenses and liabilities, each of our stockholders could be held liable for the payment to our creditors of such stockholder’s pro rata portion of the excess, limited to the amounts previously received by the stockholder in distributions from the Company or the liquidating trust, as applicable. If a court holds at any time that we failed to make adequate provision for its expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from making distributions under the Plan of Dissolution on the grounds that the amounts to be distributed are needed to provide for the payment of such expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to our stockholders and/or holders of beneficial interests of any liquidation trust.

We will continue to incur the expenses of complying with public company reporting requirements.

Until our liquidation and dissolution is complete, we have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. In order to curtail expenses, we may, after filing our Articles of Dissolution, seek relief from the U.S. (SEC) from the reporting requirements under the Exchange Act. We anticipate that, if such relief is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution, along with any other reports that the SEC might require, but would discontinue filing annual and quarterly reports on Forms 10-K and 10-Q. However, the SEC may not grant any such relief. To the extent that we delay filing the Articles of Dissolution, we would be obligated to continue complying with the applicable reporting requirements of the Exchange Act. The expenses we incur in complying with the applicable reporting requirements will reduce the assets available for ultimate distribution to our stockholders.

Approval of the Plan of Dissolution may lead to stockholder litigation which could result in substantial costs and distract our management.

Historically, extraordinary corporate actions by a company, such as our proposed Plan of Dissolution, sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the Plan of Dissolution Proposal, which risk may be increased if our stockholders approve the Plan of Dissolution Proposal. As of the date of this proxy statement, no such lawsuits relative to the Plan of Dissolution were pending or, to our knowledge, threatened. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert management’s attention from implementing the Plan of Dissolution. If we were not to prevail in such a lawsuit, we may be liable for damages. We cannot predict the amount of any such damages, however, if applicable, they may be significant and may reduce the cash available for distribution to our stockholders.

Our officers and directors and the Advisor have conflicts of interest that may influence their support of the Plan of Dissolution and may cause them to manage our liquidation in a manner not solely in the best interests of our stockholders.

In considering the recommendations of our Board and the Special Committee with respect to the Plan of Dissolution Proposal, stockholders should be aware that some of our directors and officers and the Advisor have interests in the liquidation that are different from interests as a stockholder. Our Board and the Special Committee are aware of these actual and potential conflicts of interest. Some of the conflicts of interest presented by the liquidation are summarized below.

•

All of our executive officers are officers of the Advisor and/or one or more of the Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to the Company. We currently do not pay any direct compensation to our executive officers.

•

The Advisor may be entitled to subordinated incentive fees in connection with the sale of the Company’s assets, depending upon and correlated to the price received by us for the sale of our properties, but these fees are currently estimated to be zero.

•

The Advisor currently owns 164,210 restricted shares of our common stock, which may vest in connection with the sale of the Company’s assets, depending upon and correlated to the price received by us for the sale of our properties, but we currently expect all of these restricted shares to be forfeited rather than vest.

•

In addition to our Advisor’s restricted shares, our Advisor, executive officers and directors own a total of 268,860 shares of our common stock, for which we estimate they will receive distributions of between approximately $2.4 million and $2.6 million in connection with our liquidation.

Consequently, our officers and directors and the Advisor may be more likely to support the Plan of Dissolution than might otherwise be the case if they did not have these interests. Our Board and the Special Committee each were aware of these interests and considered them in making their recommendations.

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

The use of proceeds from our Primary Offering was as follows as of June 30, 2019 (in thousands):

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,750,000
Shares sold (3)	4,715
Aggregate amount sold (3)	$49,479
Payment of underwriting compensation (4)	(2,257)	$(2,257)	$—
Net offering proceeds to the issuer	47,222
Purchases of real estate and development costs	(32,783)	—	(32,783)
Payment of investment services fees and acquisition expenses	(1,727)	(1,382)	(345)
Payment of capital expenditures	(354)	—	(354)
Redemptions of common stock	(447)	—	(447)
Payment of operating expenses (5)	(295)	—	(295)
Repayments of mortgages and notes payable (5)	(5,472)	—	(5,472)
Reserves for general corporate purposes (5)	(4,790)	—	(4,790)
Distributions to stockholders (5)	(1,334)	(382)	(952)
Payment of loan costs	(20)	—	(20)
Remaining proceeds from the Offering	$—

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

Item 3.	Defaults Upon Senior Securities - None
Item 4.	Mine Safety Disclosure - Not Applicable
Item 5.	Other Information - None
Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.2

Asset Purchase Agreement for Overland Park (Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10).) (Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2019 and incorporated herein by reference.)

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

101

The following materials from CNL Healthcare Properties II, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of August 2019.

CNL HEALTHCARE PROPERTIES II, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)