Form 10-Q
period 2019-09-30
CNL Healthcare Properties II, Inc.
filed 2019-11-14
CIK 1648383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s outstanding common stock as of October 31, 2019 was 4,899,139 Class A shares.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

Item 1. Condensed Consolidated Financial Information

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(Unaudited)

September 30,
ASSETS	2019
Real estate investment properties	$48,000,000
Cash	4,652,043
Restricted cash	321,115
Other assets	249,320
Total assets	$53,222,478

LIABILITIES
Mortgage loans	$6,150,000
Liability for estimated costs in excess of estimated receipts during liquidation	2,369,538
Accounts payable and accrued liabilities	908,002
Other liabilities	38,495
Due to related parties	78,079
Total liabilities	9,544,114
Commitments and contingencies (Note 13)
Net assets in liquidation	$43,678,364

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Going Concern Basis)

(Unaudited)

December 31,
ASSETS	2018
Real estate investment properties, net	$42,969,180
Assets held for sale, net	14,202,202
Cash	8,003,576
Intangibles, net	1,497,809
Other assets	382,637
Restricted cash	233,971
Total assets	$67,289,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage loans, net	$18,665,013
Liabilities associated with assets held for sale	6,247,187
Accounts payable and accrued liabilities	497,081
Other liabilities	128,957
Due to related parties	85,902
Total liabilities	25,624,140

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; none issued or outstanding	―
Class A Common stock, $0.01 par value per share, 1,200,000,000 shares authorized; 4,899,139 shares both issued and outstanding	48,995
Class T Common stock, $0.01 par value per share, 700,000,000 shares authorized; none issued or outstanding	―
Class I Common stock, $0.01 par value per share, 100,000,000 shares authorized; none issued or outstanding	―
Capital in excess of par value	48,039,220
Accumulated loss	(3,464,160)
Accumulated distributions	(2,958,820)
Total stockholders' equity	41,665,235
Total liabilities and stockholders' equity	$67,289,375

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(Unaudited)

Period from September 1, 2019 through
September 30, 2019
Net assets in liquidation, beginning of period (Note 5)	$43,796,825
Changes in net assets in liquidation:
Cash payments net of cash receipts	(118,461)
Net assets in liquidation, end of period	$43,678,364

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Going Concern Basis)

(Unaudited)

	Two Months	Quarter	Eight Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31,	September 30,	August 31,	September 30,
	2019	2018	2019	2018
Revenues:
Resident fees and services	$1,490,631	$1,483,924	$5,841,081	$3,748,684
Total revenues	1,490,631	1,483,924	5,841,081	3,748,684

Operating expenses:
Property operating expenses	1,020,058	942,446	3,735,511	2,181,612
General and administrative expenses	371,795	300,989	1,197,034	905,686
Acquisition fees and expenses	—	—	—	818
Property management fees	74,216	73,996	291,842	228,318
Depreciation and amortization	451,154	438,469	1,795,444	1,087,147
Total operating expenses	1,917,223	1,755,900	7,019,831	4,403,581

Operating loss	(426,592)	(271,976)	(1,178,750)	(654,897)

Other income (expense):
Interest and other income	8,744	9,884	27,004	9,946
Interest expense and loan cost amortization	(51,505)	(220,314)	(567,415)	(595,497)
Total other expense	(42,761)	(210,430)	(540,411)	(585,551)
Loss before income taxes	(469,353)	(482,406)	(1,719,161)	(1,240,448)
Income tax benefit (expense)	—	9,938	(30,533)	(35,245)
Loss from continuing operations	(469,353)	(472,468)	(1,749,694)	(1,275,693)
Income from discontinued operations	—	13,781	1,666,868	76,575
Net loss	$(469,353)	$(458,687)	$(82,826)	$(1,199,118)

Class A common stock (basic and diluted):
Net loss attributable to Class A stockholders	$(469,353)	$(87,907)	$(82,826)	$(257,552)
Net loss per share of Class A common stock outstanding	$(0.10)	$(0.10)	$(0.02)	$(0.30)
Weighted average number of Class A common shares outstanding	4,899,139	879,674	4,899,139	857,729
Distributions declared per Class A common share	$—	$0.1440	$0.1440	$0.4320

Class T common stock (basic and diluted):
Net loss attributable to Class T stockholders	$—	$(327,896)	$—	$(845,906)
Net loss per share of Class T common stock outstanding	$—	$(0.10)	$—	$(0.30)
Weighted average number of Class T common shares outstanding	—	3,281,231	—	2,817,132
Distributions declared per Class T common share	$—	$0.1177	$—	$0.3530

Class I common stock (basic and diluted):
Net loss attributable to Class I stockholders	$—	$(42,884)	$—	$(95,660)
Net loss per share of Class I common stock outstanding	$—	$(0.10)	$—	$(0.30)
Weighted average number of Class I common shares outstanding	—	429,142	—	318,577
Distributions declared per Class I common share	$—	$0.1310	$—	$0.3936

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Going Concern Basis)

(Unaudited)

	Common Stock
	Class A		Class T			Class I			Capital in			Total
	Number	Par	Number	Par		Number	Par		Excess of	Accumulated	Accumulated	Stockholders'
	of Shares	Value	of Shares	Value		of Shares	Value		Par Value	Loss	Distributions	Equity
Balance at June 30, 2019	4,899,139	$48,995	―	$	―	―	$	―	$48,039,220	$(3,077,633)	$(3,664,293)	$41,346,289
Net loss	―	―	―		―	―		―	―	(469,353)	―	(469,353)
Balance at August 31, 2019	4,899,139	$48,995	―	$	―	―	$	―	$48,039,220	$(3,546,986)	$(3,664,293)	$40,876,936

Balance at December 31, 2018	4,899,139	$48,995	―	$	―	―	$	―	$48,039,220	$(3,464,160)	$(2,958,820)	$41,665,235
Net loss	―	―	―		―	―		―	―	(82,826)	―	(82,826)
Cash distributions declared	―	―	―		―	―		―	―	―	(705,473)	(705,473)
Balance at August 31, 2019	4,899,139	$48,995	―	$	―	―	$	―	$48,039,220	$(3,546,986)	$(3,664,293)	$40,876,936

Balance at June 30, 2018	866,325	$8,663	3,010,868		$30,109	348,644		$3,487	$40,355,933	$(2,399,408)	$(1,731,573)	$36,267,211
Subscriptions received for common stock,
including distribution reinvestments	27,937	280	530,986		5,310	129,978		1,300	7,197,379	―	―	7,204,269
Stock dividends issued	2,819	28	9,622		96	1,229		12	(136)	―	―	―
Redemptions of common stock	—	―	(3,298)		(33)	―		―	(33,146)	―	―	(33,179)
Stock issuance and offering costs	―	―	―		―	―		―	(582,115)	―	―	(582,115)
Net loss	―	―	―		―	―		―	―	(458,687)	―	(458,687)
Cash distributions declared	―	―	―		―	―		―	―	―	(554,780)	(554,780)
Balance at September 30, 2018	897,081	$8,971	3,548,178		$35,482	479,851		$4,799	$46,937,915	$(2,858,095)	$(2,286,353)	$41,842,719

Balance at December 31, 2017	808,011	$8,080	2,049,223		$20,492	160,490		$1,605	$28,984,932	$(1,658,977)	$(846,200)	$26,509,932
Subscriptions received for common stock,
including distribution reinvestments	93,663	937	1,480,250		14,803	316,665		3,167	19,733,531	―	―	19,752,438
Stock dividends issued	8,021	80	24,541		245	2,696		27	(352)	―	―	―
Redemptions of common stock	(12,614)	(126)	(5,836)		(58)	―		―	(185,276)	―	―	(185,460)
Stock issuance and offering costs	―	―	―		―	―		―	(1,594,920)	―	―	(1,594,920)
Net loss	―	―	―		―	―		―	―	(1,199,118)	―	(1,199,118)
Cash distributions declared	―	―	―		―	―		―	―	―	(1,440,153)	(1,440,153)
Balance at September 30, 2018	897,081	$8,971	3,548,178		$35,482	479,851		$4,799	$46,937,915	$(2,858,095)	$(2,286,353)	$41,842,719

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Going Concern Basis)

(Unaudited)

	Eight Months Ended August 31,	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net cash flows provided by (used in) operating activities – continuing operations	$679,646	$(336,905)
Net cash flows provided by operating activities – discontinued operations	188,175	541,630
Net cash flows provided by operating activities	867,821	204,725

Investing activities:
Acquisition of properties	―	(24,740,622)
Capital expenditures	(112,713)	(49,179)
Net cash flows used in investing activities – continuing operations	(112,713)	(24,789,801)

Capital expenditures	―	(23,151)
Proceeds from sale of real estate	15,044,231	―
Net cash flows provided by (used in) investing activities – discontinued operations	15,044,231	(23,151)

Net cash flows provided by (used in) investing activities	14,931,518	(24,812,952)

Financing activities:
Subscriptions received for common stock through primary offering	―	19,009,962
Payment of underwriting compensation	―	(984,483)
Payment of cash distributions, net of distribution reinvestments during 2018	(705,473)	(597,676)
Redemptions of common stock	―	(185,460)
Repayment of mortgage loans	(18,350,000)	―
Proceeds from mortgage loans	―	5,000,000
Payment of loan costs	―	(91,649)
Net cash flows (used in) provided by financing activities	(19,055,473)	22,150,694

Net decrease in cash and restricted cash	(3,256,134)	(2,457,533)
Cash and restricted cash at beginning of period, including held for sale	8,237,547	12,421,919
Cash and restricted cash at end of period, including held for sale	$4,981,413	$9,964,386

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Acquisition fees and expenses related to asset acquisition	$—	$91,097
Loan costs	$—	$27,807
Selling commissions and Dealer Manager fees	$—	$41,651
Annual distribution and stockholder servicing fee	$—	$1,395,460
Assumption of liabilities on acquisition of property	$—	$115,779

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED)

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

In March 2019, in connection with the exploration of strategic alternatives, the Company’s board of directors suspended regular cash distributions to stockholders effective April 1, 2019. In addition, in March 2019, the Company’s advisory agreement was amended and restated to eliminate acquisition fees and dispositions fees as well as to reduce the asset management fees (“AUM Fees”) to 0.40% per annum of average invested assets.  The Company’s board of directors and its Advisor also agreed to terminate the Expense Support Agreement effective April 1, 2019; refer to Note 11. “Related Party Arrangements” for additional information.  Moreover, effective April 1, 2019, the Advisor waived its rights to any AUM Fees going forward, with such waiver to remain in effect through the Company’s dissolution and liquidation.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED)

1.	Organization (continued)

As of September 30, 2019, the Company owned two seniors housing communities that are leased to single member limited liability companies wholly-owned by TRS Holdings, a subsidiary of the Company.  TRS Holdings has engaged independent third-party managers under management agreements to operate the properties as permitted under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures.

In September 2019, the Company's stockholders approved a plan of dissolution ("Plan of Dissolution") as further described in Note 2. “Plan of Dissolution.” As a result of the adoption of the Plan of Dissolution, all of the Company's real estate properties are considered held for sale and the Company has adopted the liquidation basis of accounting ("Liquidation Basis of Accounting") effective September 1, 2019 as described in Note 4. "Net Assets in Liquidation."  There can be no assurance that the Company will have a liquidity event in the near term.

2.	Plan of Dissolution

As described in Note 1. “Organization,” the Plan of Dissolution approved by stockholders in September 2019 authorizes the Company to undertake the sale of all its assets, distribute the net proceeds after payment of all of the Company's liabilities to stockholders as liquidating distributions, wind-up the Company’s operations and dissolve the Company in accordance with Maryland law.  The Company is permitted to provide for the payment of any unascertained or contingent liabilities and may do so by purchasing insurance, establishing a reserve fund or in other ways deemed necessary.

The Plan of Dissolution enables the Company to sell any and all of its assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the board. Pursuant to applicable REIT rules, in order to be able to deduct liquidating distributions as dividends, the Company must distribute all of the net proceeds from the sale of its assets to stockholders by September 2021, which represents 24 months following the stockholders’ approval of the Plan of Dissolution.  However, if the Company cannot sell its assets and pay its debts within 24 months, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, the Company may transfer and assign its remaining assets to a liquidating trust.  Upon such transfer and assignment, stockholders will receive interests in the liquidating trust.  The liquidating trust will pay or provide for all of the Company’s liabilities and distribute any remaining net proceeds from the sale of its assets to the holders of interests in the liquidating trust.

The dissolution process and the amount and timing of liquidating distributions to stockholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the accompanying condensed consolidated statement of net assets.

The Company expects to continue to qualify as a REIT throughout the liquidation until such time as any remaining assets, if any, are transferred into a liquidating trust. The board of directors shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status, provided however, the board of directors may elect to terminate the Company's status as a REIT if it determines that such termination would be in the best interest of the stockholders.

3.	Summary of Significant Accounting Policies

Basis of Presentation - As a result of the approval of the Plan of Dissolution by its stockholders in September 2019, the Company’s financial position and results of operations for the nine months ended September 30, 2019 will be presented using two different presentations.  The Company adopted the Liquidation Basis of Accounting as of September 1, 2019 and for the periods subsequent to September 1, 2019.  As a result, a new statement of financial position (Statement of Net Assets) is presented, which represents the estimated amount of cash that the Company expects to collect on disposal of its assets as it carries out its Plan of Dissolution.  In addition, a new statement of operations (Statement of Changes in Net Assets) reflects any changes in net assets from the original estimated values as of September 1, 2019 through the most recent period presented.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED)

3.	Summary of Significant Accounting Policies (continued)

All financial results and disclosures up through August 31, 2019, prior to adopting the Liquidation Basis of Accounting, are presented based on a going concern basis (“Going Concern Basis”), which contemplated the realization of assets and liabilities in the normal course of business. As a result, the balance sheet as of December 31, 2018, and the statements of operations and the statements of cash flows for the eight months ended August 31, 2019 and the comparative nine months ended September 30, 2018 used the Going Concern Basis consistent with the presentation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and its other subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation Liquidation Basis (Post-Plan of Dissolution) – As a result of the approval of the Plan of Dissolution by its stockholders in September 2019, the Company adopted the Liquidation Basis of Accounting as of September 1, 2019 and for the periods subsequent to September 1, 2019 in accordance with generally accepted accounting principles of the United States (“GAAP”). Accordingly, as of September 1, 2019, the Company’s assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company will collect on disposal of its assets as it carries out the Plan of Dissolution. The liquidation value of the Company's operating properties is presented on an undiscounted basis. Estimated costs to dispose of its assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

The Company accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation in the accompanying condensed consolidated statement of net assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 4. "Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation" for further discussion. Actual costs incurred but unpaid as of September 30, 2019 are included in accounts payable and accrued liabilities, due to related parties and other liabilities in the accompanying condensed consolidated statement of net assets.

Net assets in liquidation represents the estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the anticipated sale date(s) and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.

Basis of Presentation - Going Concern Basis (Pre-Plan of Dissolution)- The accompanying unaudited condensed consolidated financial statements through August 31, 2019 have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by GAAP. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s operating results for the interim period presented. Operating results for the periods ended August 31, 2019 and September 30, 2018 were prepared on the going concern basis of accounting, which contemplates the realization of assets and liabilities in the normal course of business. Amounts as of December 31, 2018 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the Company’s condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED)

3.	Summary of Significant Accounting Policies (continued)

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

	As Presented	Effect of	As Adjusted
	December 31,	ASC 842	January 1,
	2018	Adoption	2019
Other assets	$382,637	$32,500	$415,137
Total assets	$67,289,375	$32,500	$67,321,875

Other liabilities	$(128,957)	$(32,500)	$(161,457)
Total liabilities	$(25,624,140)	$(32,500)	$(25,656,640)

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED)

3.	Summary of Significant Accounting Policies (continued)

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

4.	Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The Liquidation Basis of Accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Dissolution. The Company currently estimates that it will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for occupancy, the timing of any property sale(s), direct costs incurred to complete the sale(s), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.

Upon transition to the Liquidation Basis of Accounting as of September 1, 2019, the Company accrued the following estimated receipts and costs expected to be incurred during liquidation:

Resident fees and services	$4,549,487
Property operating expenses	(3,125,538)
Property management fees	(245,763)
General and administrative	(713,957)
Interest expense	(131,554)
Liquidation transaction costs	(2,605,872)
Liability for estimated costs in excess of estimated receipts during liquidation	$(2,273,197)

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of September 30, 2019 is as follows:

	September 1, 2019	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2019
Assets:
Net inflows from real estate investments	$1,178,186	$(207,906)	$—	$970,280

Liabilities:
Corporate expenditures	(713,957)	87,636	—	(626,321)
Interest expense on mortgage loans	(131,554)	23,929	—	(107,625)
Liquidation transaction costs	(2,605,872)	—	—	(2,605,872)
	(3,451,383)	111,565	—	(3,339,818)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(2,273,197)	$(96,341)	$—	$(2,369,538)

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED)

5.	Net Assets in Liquidation

The following is a reconciliation of stockholders’ equity under the Going Concern Basis to net assets in liquidation under the Liquidation Basis of Accounting as of September 1, 2019:

Stockholders’ equity as of August 31, 2019	$40,876,936
Increase due to estimated net realizable value of investments in real estate	5,215,743
Decrease due to adjustment of assets and liabilities to net realizable value	(22,657)
Liability for estimated costs in excess of estimated receipts during liquidation	(2,273,197)
Adjustment to reflect the change to the liquidation basis of accounting	2,919,889
Estimated value of net assets in liquidation as of September 1, 2019	$43,796,825

Net assets in liquidation decreased by approximately $118,000 during the period from September 1, 2019 through September 30, 2019. The primary reason for the decrease in net assets was due to net outflows for corporate expenditures exceeding net inflows from real estate investments.

Net assets in liquidation include projections of costs and expenses to be incurred during the period required to complete the Plan of Dissolution.  There is inherent uncertainty with these projections, and the projections could change materially based on the timing of any property sale(s), the performance of the underlying properties and any changes in the underlying assumptions of the projected cash flows.

6.	Revenue

Prior to adopting the Liquidation Basis of Accounting, the following table presents disaggregated revenue related to resident fees and services for the eight months ended August 31, 2019 and nine months ended September 30, 2018:

Eight Months Ended August 31, 2019 and Nine Months Ended September 30, 2018
Type of Investment	Number of Units		Revenues		Percentage of Revenues
Resident fees and services:	2019	2018	2019	2018	2019	2018
Assisted living	129	129	$4,006,041	$2,706,757	68.6%	72.2%
Memory care	52	52	1,758,522	998,661	30.1%	26.6%
Other revenues	―	―	76,518	43,266	1.3%	1.2%
	181	181	$5,841,081	$3,748,684	100.0%	100.0%

7.	Real Estate Assets, net

As a result of adopting Liquidation Basis of Accounting in September 2019, real estate assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company expects to collect on the disposal of its assets as it carries out its Plan of Dissolution.  Prior to adopting Liquidation Basis of Accounting, the gross carrying amount and accumulated depreciation of the Company’s real estate assets as of December 31, 2018, excluding assets held for sale, are as follows:

Land and land improvements	$4,075,733
Building and building improvements	38,700,052
Furniture, fixtures and equipment	1,872,959
Less: accumulated depreciation	(1,679,564)
Real estate investment properties, net	$42,969,180

Depreciation expense on the Company’s real estate investment properties, net was approximately $1.1 million and $0.7 million for the eight months ended August 31, 2019 and nine months ended September 30, 2018, respectively, and approximately $0.3 million for each of the two months ended August 31, 2019 and the quarter ended September 30, 2018, respectively.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED)

8.	Intangibles, net

Prior to adopting Liquidation Basis of Accounting, the gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2018, excluding assets held for sale, are as follows:

December 31,
2018
In-place resident agreement intangibles	$2,569,419
Less: accumulated amortization	(1,071,610)
Intangible assets, net	$1,497,809

For the two months and eight months ended August 31, 2019, amortization on the Company’s intangibles was approximately $0.2 million and $0.7 million, respectively, all of which was included in depreciation and amortization.  For the quarter and nine months ended September 30, 2018, amortization on the Company’s intangibles was approximately $0.2 million and $0.4 million, respectively, all of which was included in depreciation and amortization.

9.	Assets and Associated Liabilities Held for Sale and Discontinued Operations

Prior to adopting the Liquidation Basis of Accounting, the Company committed to a plan to sell its MOB, Mid America Surgery, and classified the property as held for sale.  The Company believed the sale of Mid America Surgery would cause a strategic shift in the Company’s operations and, therefore, classified the corresponding revenues and expenses for its MOB property as discontinued operations.  In March 2019, the Company entered into a Sale Agreement with HCP Medical Office Buildings, LLC related to the MOB Sale.  In May 2019, the Company completed the MOB Sale and recognized a gain on the sale of approximately $1.6 million for financial reporting purposes.

As of December 31, 2018, the amounts classified as assets held for sale and the liabilities associated with those assets held for sale consisted of the following:

December 31,
2018
Real estate investment properties, net	$10,603,833
Intangibles, net	3,485,818
Other assets	112,551
Assets held for sale, net	$14,202,202
Mortgage loan, net	$5,532,346
Accounts payable and accrued liabilities	391,735
Other liabilities	323,106
Liabilities associated with assets held for sale	$6,247,187

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED)

9.	Assets and Associated Liabilities Held for Sale and Discontinued Operations (continued)

The following table is a summary of the Company’s income from discontinued operations for the two months and eight months ended August 31, 2019 and the quarter and nine months ended September 30, 2018:

	Two Months Ended	Quarter Ended	Eight Months Ended	Nine Months Ended
	August 31,	September 30,	August 31,	September 30,
	2019	2018	2019	2018
Revenues:
Rental income and related revenues	$—	$422,967	$486,294	$1,253,209
Operating expenses:
Property operating expenses	—	196,932	165,782	547,152
General and administrative expenses	—	(110)	791	1,275
Property management fees	—	11,538	13,869	32,931
Depreciation and amortization	—	131,636	43,793	393,565
Total operating expenses	—	339,996	224,235	974,923
Gain on sale of real estate	—	—	1,566,321	—
Operating income	—	82,971	1,828,380	278,286
Other expense:
Interest expense and loan cost amortization	—	(69,190)	(161,512)	(201,711)
Total other expense	—	(69,190)	(161,512)	(201,711)
Income before income taxes			1,666,868	76,575
Income tax expense	—	—	—	—
Income from discontinued operations	$—	$13,781	$1,666,868	$76,575

As of September 30, 2019, all of the Company’s real estate assets are considered held for sale due to the adoption of Liquidation Basis of Accounting effective September 1, 2019, as discussed above in Note 3. “Summary of Significant Accounting Policies.”

10.	Indebtedness

In May 2019, in connection with the MOB Sale, the Company strategically paid down approximately $12.8 million of debt secured by its Summer Vista Assisted Living (“Summer Vista”) property.  In connection therewith, the Company wrote-off approximately $0.1 million in unamortized loan costs as a loss on the early extinguishment of debt, which is included in interest expense and loan cost amortization in the accompanying condensed consolidated statements of operations for the eight months ended August 31, 2019.

The following table provides details of the Company’s indebtedness as of September 30, 2019 and December 31, 2018:

	September 30,		December 31,
	2019		2018
Mortgage loans, net:
Mortgage loans (1)	$6,150,000		$18,900,000
Loan costs, net	—	(2)	(234,987)
Total mortgage loans, net	$6,150,000		$18,665,013

FOOTNOTES:

(1)	As of September 30, 2019, the Company’s mortgage loans are collateralized by its Summer Vista and Riverview properties.
(2)

As described in Note 3. "Summary of Significant Accounting Policies," the Company adopted the Liquidation Basis of Accounting which requires the Company to record indebtedness at its contractual amounts.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED)

10.	Indebtedness (continued)

The fair market value of the Company’s mortgage loans was approximately $6.1 million and $18.9 million as of September 30, 2019 and December 31, 2018, respectively, which is based on then-current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values is categorized as Level 3 on the three-level valuation hierarchy.

The following is a schedule of future principal payments and maturity for the Company’s mortgage loans for the remainder of 2019, each of the next four years and thereafter, in the aggregate, as of September 30, 2019:

2019	$—
2020	31,849
2021	85,947
2022	1,192,460
2023	4,839,744
Thereafter	—
$6,150,000

11.	Related Party Arrangements

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED)

11.	Related Party Arrangements (continued)

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

The Advisor, its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to the Company, including personnel costs, subject to the limitation that the Company will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of its average invested assets or 25% of its net income in any four consecutive fiscal quarters (“Expense Year”) unless approved by the independent directors.  For the Expense Year ended September 30, 2019, the Company’s total operating expenses were in excess of this limitation by approximately $35,000.  As of September 30, 2019, the Company had received cumulative approvals from its independent directors for total operating expenses in excess of this limitation of approximately $0.9 million. The Company’s independent directors determined that the higher relationship of operating expenses to average invested assets for the Expense Year ended September 30, 2019, was justified given the cost of operating a public company and the MOB Sale undertaken in the second quarter of 2019 in connection with the exploration of strategic alternatives, which further reduced the Company’s already limited number of investments.

For the nine months ended September 30, 2019, the Company paid cash distributions of approximately $38,000 to the Advisor related to the Class A common stock held by the Advisor.  The Company suspended regular cash distributions to stockholders effective April 1, 2019 and there were no cash distributions declared subsequent to the suspension.  In addition, the Company discontinued its stock dividends in October 2018 so there were no stock dividends declared subsequent to the suspension.  For the quarter and nine months ended September 30, 2018, the Company paid cash distributions of approximately $38,000 and $114,000, respectively, and issued stock dividends of approximately 1,000 shares and 2,000 shares, respectively, to the Advisor related to the Class A common stock held by the Advisor.

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

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED)

11.	Related Party Arrangements (continued)

Support Agreement shall continue to be held by the Advisor, subject to the vesting and forfeiture provisions of the Expense Support Agreement which survive termination.

The following fees for services rendered were settled in the form of restricted stock pursuant to the Expense Support Agreement for the quarter and nine months ended September 30, 2019 and 2018 and cumulatively through the termination date effective April 1, 2019:

	Quarter Ended			Nine Months Ended		Cumulative
	September 30,			September 30,		Fees
	2019		2018	2019	2018	Settled
Fees for services rendered:
Asset management fees	$	―	$87,488	$99,417	$229,088	$578,171
Advisor personnel expenses (1)		―	112,784	127,950	362,555	1,058,676
Total fees for services rendered	$	―	$200,272	$227,367	$591,643	$1,636,847
Then-current NAV		$9.92	$10.06	$9.92	$10.06	$9.92
Restricted stock shares (2)		―	19,908	22,920	58,811	164,210
Cash distributions on restricted stock (3)	$	―	$8,113	$8,113	$16,226	$16,226
Stock dividends on restricted stock (4)		―	170	―	340	340

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

The fees payable through the termination of the Offering in October 2018 to the Dealer Manager for the quarter and nine months ended September 30, 2019 and 2018, and related amounts unpaid as of September 30, 2019 and December 31, 2018 were as follows:

	Quarter Ended		Nine Months Ended		Unpaid amounts as of (1)
	September 30,		September 30,		September 30,	December 31,
	2019	2018	2019	2018	2019	2018
Selling commissions (2)	$—	$121,413	$—	$343,087	$—	$—
Dealer manager fees (2)	—	153,073	—	429,356	—	—
Distribution and stockholder
servicing fees (2)	—	307,630	—	822,477	—	—
	$—	$582,116	$—	$1,594,920	$—	$—

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED)

11.	Related Party Arrangements (continued)

The expenses incurred by and reimbursable to the Company’s related parties, including amounts included in income from discontinued operations, for the quarter and nine months ended September 30, 2019 and 2018, and related amounts unpaid as of September 30, 2019 and December 31, 2018 are as follows:

	Quarter Ended		Nine Months Ended		Unpaid amounts as of (1)
	September 30,		September 30,		September 30,	December 31,
	2019	2018	2019	2018	2019	2018
Reimbursable expenses:
Operating expenses (3)	$170,893	$227,393	$580,462	$754,188	$78,079	$85,902
Acquisition fees and expenses	―	8,680	―	10,183	―	—
	170,893	236,073	580,462	764,371	78,079	85,902
Asset management fees (4)	45,650	87,488	196,136	229,088	―	—
Investment services fee (5)	―	545,625	―	545,625	―	—
	$216,543	$869,186	$776,598	$1,539,084	$78,079	$85,902

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity.
(3)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets.  In March 2019, the Company’s board of directors and its Advisor agreed to terminate the Expense Support Agreement effective April 1, 2019.  As such, there were was no expense support provided by the Advisor for the quarter ended September 30, 2019.  For the nine months ended September 30, 2019, approximately $0.1 million of personnel expenses of affiliates of the Advisor were settled in accordance with the terms of the Expense Support Agreement and as such general and administrative expenses were reduced by approximately $0.1 million for the nine months ended September 30, 2019.  For the quarter and nine months ended September 30, 2018, approximately $0.1 million and $0.4 million, respectively, of personnel expenses of affiliates of the Advisor were settled in accordance with the terms of the Expense Support Agreement and as such general and administrative expenses were reduced by approximately $0.1 million and $0.4 million, respectively, for the quarter and nine months ended September 30, 2018.

(4)

In March 2019, the Company’s board of directors and its Advisor agreed to terminate the Expense Support Agreement effective April 1, 2019; as such, no further expense support was provided effective April 1, 2019.  For the nine months ended September 30, 2019, approximately $0.1 million of asset management fees were settled in accordance with the terms of the Expense Support Agreement through its termination and, as such, asset management fees were reduced by approximately $0.1 million for the nine months ended September 30, 2019.  For the quarter and nine months ended September 30, 2018, approximately $0.1 million and $0.2 million, respectively, of asset management fees were settled in accordance with the terms of the Expense Support Agreement and, as such, asset management fees were reduced by approximately $0.1 million and $0.2 million, respectively, for the quarter and nine months ended September 30, 2018.  In addition, for the quarter and nine months ended September 30, 2019, the Advisor earned and waived approximately $46,000 and $0.1 million, respectively, of asset management fees, which will not be reimbursed by the Company in future periods, and as such asset management fees were reduced by approximately $46,000 and $0.1 million, respectively, for the quarter and nine months ended September 30, 2019.

(5)

For the quarter and nine months ended September 30, 2018, the Company incurred approximately $0.5 million in investment services fees, all of which were capitalized and included in real estate investment properties, net in the accompanying condensed consolidated balance sheets.  No such fees were incurred for the quarter and nine months ended September 30, 2019.

In connection with adopting the Liquidation Basis of Accounting, the Company accrues costs it expects to incur through the end of the liquidation. As of September 30, 2019, the Company has accrued Advisor personnel expenses of approximately $0.1 million and included in its liability for estimated costs in excess of estimated receipts.

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED)

12.	Equity

Subscription Proceeds — In October 2018, in light of the Company’s decision to terminate its Offering, the Company suspended the Reinvestment Plan and the Redemption Plan.  As such, there were no subscriptions proceeds received for either the quarter or nine months ended September 30, 2019.  For the quarter and nine months ended September 30, 2018, the Company received subscription proceeds of approximately $7.2 million (0.7 million shares) and $19.8 million (2.0 million shares), respectively, through its Offering and Reinvestment Plan.

Distributions — In October 2018, in light of the Company’s decision to terminate its Offering, the Company suspended the Reinvestment Plan and discontinued the issuance of stock dividends concurrently.  In March 2019, in connection with the Company’s strategic alternatives discussed in Note 1. “Organization,” the Company’s board of directors suspended regular cash distributions to stockholders effective April 1, 2019.  As such, there were no cash distributions declared subsequent to April 1, 2019. For the eight months ended August 31, 2019, the Company declared cash distributions of approximately $0.7 million, all of which were paid in cash to stockholders.  None of the cash distributions were reinvested during 2019 due to the suspension of the Reinvestment Plan effective October 2018.  For the quarter and nine months ended September 30, 2018, the Company declared cash distributions of approximately $0.6 million and $1.4 million, respectively, of which approximately $0.3 million and $0.8 million, respectively, was reinvested pursuant to the Reinvestment Plan.

Redemptions — In October 2018, in light of the Company’s decision to terminate its Offering, the Company suspended the Reinvestment Plan and the Redemption Plan.  As such, there were no requests for the redemption of common stock subsequent to the suspension in October 2018.  During the quarter and nine months ended September 30, 2018, the Company received requests for the redemption of common stock of approximately $33,000 and $0.2 million, respectively, which were approved for redemption at an average price of $10.05 and $10.05, respectively.

13.	Commitments and Contingencies

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

14.	Income Taxes

Prior to adopting the Liquidation Basis of Accounting, the accompanying condensed consolidated financial statements include an interim tax provision for the two months and eight months ended August 31, 2019 and the quarter and nine months ended September 30, 2018.  The components of income tax expense for each period are as follows:

	Two Months Ended	Quarter Ended	Eight Months Ended	Nine Months Ended
	August 31,	September 30,	August 31,	September 30,
	2019	2018	2019	2018
Current:
Federal	$ ―	$8,150	$ ―	$(26,350)
State	―	3,040	―	(5,560)
Total current expense	―	11,190	―	(31,910)

Deferred:
Federal	―	(838)	(25,300)	(2,164)
State	―	(414)	(5,233)	(1,171)
Total deferred expense	―	(1,252)	(30,533)	(3,335)
Income tax expense	$ ―	$9,938	$(30,533)	$(35,245)

CNL HEALTHCARE PROPERTIES II, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED)

14.	Income Taxes (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets as of December 31, 2018 are as follows:

December 31,
2018
Carryforwards of net operating loss	$ ―
Prepaid rent	30,533
Valuation allowance	―
Deferred tax assets, net	$30,533

The recording of a valuation allowance relates primarily to a change in judgment about the Company’s ability to realize deferred tax assets in future years, due to its current and foreseeable operations.

A reconciliation of the income tax expense for the two months and eight months ended August 31, 2019 and the quarter and nine months ended September 30, 2018 computed at the statutory federal tax rate on income (loss) before income taxes is as follows:

	Two Months Ended August 31,			Quarter Ended September 30,
	2019			2018
Tax benefit computed at federal statutory rate		$98,564	21.0%	$101,305	21.0%
Impact of REIT election		(98,564)	(21.0)%	(93,991)	(19.5)%
State income tax expense		―	― %	2,624	0.5%
Impact of change in deferred tax asset		11,297	3.6%	―	― %
Impact of change in valuation allowance		(11,297)	(3.6)%	―	― %
Income tax expense	$	―	― %	$9,938	2.0%

	Eight Months Ended August 31,			Nine Months Ended September 30,
	2019			2018
Tax benefit computed at federal statutory rate		$361,024	21.0%	$260,494	21.0%
Impact of REIT election		(355,791)	(20.7)%	(289,008)	(23.3)%
State income tax expense		(5,233)	(0.3)%	(6,731)	(0.5)%
Impact of change in deferred tax asset		86,558	5.0%	―	― %
Impact of change in valuation allowance		(117,091)	(6.8)%	―	― %
Income tax expense		$(30,533)	(1.8)%	$(35,245)	(2.8)%

The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions. The tax years 2016 and forward remain subject to examination by taxing authorities throughout the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for September 30, 2019 (“Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of September 30, 2019 (unaudited) and December 31, 2018.  Amounts as of December 31, 2018, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date.  This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes thereto and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

In September 2019, our stockholders approved a Plan of Dissolution authorizing us to undertake the sale of all our assets, distribute the net proceeds after payment of all our liabilities to stockholders as liquidating distributions, wind-up our operations and dissolve in accordance with Maryland law. As a result of the adoption of our Plan of Dissolution, all of our real estate properties are considered held for sale and we have adopted the Liquidation Basis of Accounting effective September 1, 2019.

Although our stockholders approved our Plan of Dissolution, there is no assurance we will have a final liquidity event in the near term.  Our Plan of Dissolution enables us to sell any and all of our assets without further approval of our stockholders.  We expect to distribute all of the net proceeds from the sale of our assets to our stockholders by September 2021. However, if we cannot sell our assets and pay our debts within this 24-month period, or if our board and the Special Committee determine that it is otherwise advisable to do so, we may transfer and assign our remaining assets to a liquidating trust.  Upon such transfer and assignment, our stockholders will receive interests in the liquidating trust.  The liquidating trust will pay or provide for all of our liabilities and distribute any remaining net proceeds from the sale of its assets to the holders of interests in the liquidating trust.

The dissolution process and the amount and timing of distributions to stockholders involves risks and uncertainties.  Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the consolidated statement of net assets.

We expect to continue to qualify as a REIT throughout the liquidation until such time as any remaining assets, if any, are transferred into a liquidating trust.  Our board shall use commercially reasonable efforts to continue to cause us to maintain our REIT status, provided however, our board may elect to terminate our status as a REIT if it determines that such termination would be in the best interest of our stockholders.

Portfolio Overview

As of September 30, 2019, our healthcare investment portfolio consists of two seniors housing properties that are both located in Florida: Summer Vista and The Crossings at Riverview (“Riverview”).  We have leased our two seniors housing properties to single member limited liability companies wholly-owned by TRS Holdings and engaged independent third-party property managers under management agreements to operate the properties as permitted under RIDEA structures.

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

We also review certain operating and other statistical measures of the underlying property such as occupancy levels and revenue per occupied unit (“RevPOU”), which we define as total revenue before charges for ancillary and care services offered at the community divided by average number of occupied units.  As of September 30, 2019, 96% and 79% of resident units were occupied at Summer Vista and Riverview, respectively.  The average monthly RevPOU as of September 30, 2019 and 2018 was $4,283 and $3,680, respectively, for assisted living units and $5,192 and $4,072, respectively, for memory care units.

Liquidity and Capital Resources

As described above under “Strategic Alternatives,” we began evaluating strategic alternatives to maximize value for our stockholders.  In September 2019, our stockholders approved a Plan of Dissolution pursuant to which our board of directors is authorized to undertake a sale of all of our assets and distribute the net proceeds to our stockholders after payment of all of our liabilities. As of September 30, 2019, our cash totaled $4.7 million.  We will use our cash on hand and net sales proceeds received from the sale of real estate to pay all obligations, pay liquidating distributions and any other corporate purposes deemed appropriate. Our total assets and net assets in liquidation were $53.2 million and $43.7 million, respectively, as of September 30, 2019. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our Plan of Dissolution. We estimate that the proceeds from the sale of assets pursuant to our Plan of Dissolution will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

We believe that cash flows provided by operating activities along with cash on hand will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation as well as debt service obligations. As a REIT, we must distribute annually at least 90% of our REIT taxable income.

Our cash flows from operating and investing activities through August 31, 2019, as described within “Sources of Liquidity and Capital Resources” and “Uses of Liquidity and Capital Resources” represent cash flows from continuing operations, which includes our two seniors housing properties and excludes our MOB property that was classified as discontinued operations and sold in May 2019.  The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

Sources of Liquidity and Capital Resources

Expense Support Agreement

During the eight months ended August 31, 2019 and the nine months ended September 30, 2018, our cash flow from operating activities was positively impacted by approximately $0.2 million and $0.6 million, respectively, of expense support received pursuant to the Expense Support Agreement with our Advisor that was in effect through its termination date of April 1, 2019.  Pursuant to the Expense Support Agreement, our Advisor agreed to accept payment in restricted stock in lieu of cash for services rendered, in the event that the Company did not achieve established distribution coverage targets (as defined in the Expense Support Agreement).  In March 2019, as further described above under “Strategic Alternatives,” our board of directors and our Advisor agreed to terminate the Expense Support Agreement effective April 1, 2019.  Any restricted stock shares granted to our Advisor under the Expense Support Agreement shall continue to be held by the Advisor, subject to the vesting and forfeiture provisions of the Expense Support Agreement which survive termination.  As a result of terminating the Expense Support Agreement effective April 1, 2019, the amount of expense support we receive from our Advisor ceased April 1, 2019.  Accordingly, there was no expense support received subsequent to April 1, 2019.  Any amounts settled, and for which restricted stock shares were issued, pursuant to the Expense Support Agreement are permanently settled and we have no further obligation to pay such amounts to our Advisor.  Effective April 1, 2019, we have settled Advisor personnel expenses in cash rather than restricted stock, unless such amounts were otherwise subordinated or waived.

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

Subscription Proceeds

In October 2018, in light of the decision to terminate our Offering, we suspended our Reinvestment Plan and our Redemption Plan.  As such, there were no subscriptions proceeds received for the nine months ended September 30, 2019.  For the nine months ended September 30, 2018, we received subscription proceeds of approximately $19.0 million (1.9 million shares) and $0.8 million (0.08 million shares) through our Offering and Reinvestment Plan, respectively.

Uses of Liquidity and Capital Resources

Net Cash Provided by Operating Activities – Continuing Operations

Prior to adopting the Liquidation Basis of Accounting, we experienced positive cash flow from operating activities for the eight months ended August 31, 2019 of approximately $0.7 million as compared to negative cash flow from operating activities for the nine months ended September 30, 2018 of approximately $0.3 million.  The fluctuation across periods was primarily the result of our second seniors housing property, Riverview, being acquired on August 31, 2018 and, as such, the prior period consisted entirely of operations for Summer Vista while the current period included operations for both Summer Vista and Riverview.  In addition, our cash flow from operating activities during 2019 was positively impacted by our decision to use the remaining proceeds from the MOB Sale, along with a portion of our available cash on hand, to strategically pay down approximately $12.8 million of debt secured by our Summer Vista property, which resulted in lower interest expense.

During the eight months ended August 31, 2019 and nine months ended September 2018, our cash flow from operating activities was also positively impacted by the expense support received from our Advisor of approximately $0.2 million.  As a result of terminating the Expense Support Agreement effective April 1, 2019, as described above under “Expense Support Agreement,” the amount of expense support we receive from our Advisor ceased April 1, 2019 and there was no expense support received subsequent to April 1, 2019.  Effective April 1, 2019, we have settled Advisor personnel expenses in cash rather than restricted stock, unless such amounts were otherwise subordinated or waived.

Capital Expenditures

We paid approximately $113,000 and $49,000 in capital expenditures during the eight months ended August 31, 2019 and nine months ended September 2018, respectively.  The increase across periods primarily relates to additions at our Riverview property during 2019.

Underwriting Compensation

As further described above under “Strategic Alternatives,” we terminated and closed our Offering effective October 1, 2018.  As such, there was no underwriting compensation for the eight months ended August 31, 2019.  For the nine months ended September 30, 2018, we paid approximately $1.0 million in underwriting compensation.  Under the terms of the Primary Offering, our Dealer Manager was entitled to receive selling commissions, dealer manager fees and/or annual distribution and stockholder servicing fees, which were based on the respective share class of our common stock sold, all or a portion of which could be reallowed to participating broker dealers.  Refer to Note 11. “Related Party Arrangements” for additional information related to amounts incurred for the nine months ended September 30, 2018.

Debt Repayments

During the eight months ended August 31, 2019, we used the net proceeds from our MOB Sale, along with a portion of our available cash on hand, to make approximately $18.4 million of total debt repayments, which were comprised of approximately $5.6 million of debt secured by our Mid America Surgery property and approximately $12.8 million of debt secured by our Summer Vista property.  As of September 30, 2019, we had approximately $6.2 million of borrowings collateralized by our properties; substantially all of which matures after September 2021 (our required liquidation date as a REIT).  Therefore, we do not expect debt repayments to represent a significant use of liquidity until such time as we sell our two remaining real estate properties.

Common Stock Redemptions

Our Redemption Plan was designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any liquidity event.  In connection with the termination of our Offering and our board of directors’ decision to consider possible strategic alternatives available to us, our Redemption Plan was suspended effective October 1, 2018 and we no longer accept or process any redemption requests received after such date.  During the nine months ended September 30, 2018, we received requests for the redemption of common stock of approximately $0.2 million, which were approved by our board of directors and paid as of September 30, 2018.

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities.  To the extent we did not have sufficient cash flows from operations available for cash distributions, we paid some or all of our cash distributions from sources other than cash flows from operations, such as cash flows provided by financing activities, a component of which included proceeds of our Offering and/or borrowings, whether collateralized by our assets or unsecured.  As further described above under “Strategic Alternatives,” we terminated and closed our Offering effective October 1, 2018.  We suspended our Reinvestment Plan and discontinued stock dividends concurrently.  As a consequence of suspending our Reinvestment Plan, effective October 1, 2018, stockholders who were participants in our Reinvestment Plan began to receive cash distributions instead of additional shares of our common stock. In March 2019, our board of directors suspended regular cash distributions effective April 1, 2019 and our board of directors has not declared any regular distributions on our common stock after the effective date of the suspension.

The following table details our cash distributions per share and our cash distributions paid, including distribution reinvestments as applicable, by quarter for the nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	Cash Distributions per Share (1)			Cash Distributions Paid (2)			Cash Flows Provided by (Used in) Operating Activities (3)
Periods	Class A Share	Class T Share	Class I Share	Cash Distributions Declared	Distribution Reinvestments	Cash Distributions net of Distribution Reinvestments
2019 Quarters
First	$0.1440	$—	$—	$705	$—	$705	$426
Second	—	—	—	—	—	—	232
Third (4)	—	—	—	—	—	—	210
Year	$0.1440	$—	$—	$705	$—	$705	$868

2018 Quarters
First	$0.1440	$0.1178	$0.1312	$402	$225	$177	$157
Second	0.1440	0.1175	0.1314	483	283	200	(242)
Third	0.1440	0.1177	0.1310	555	334	221	290
Year	$0.4320	$0.3530	$0.3936	$1,440	$842	$598	$205

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
(3)

Amounts herein include cash flows from discontinued operations.  For the eight months ended August 31, 2019 and nine months ended September 2018, our net loss was approximately $0.1 million and $1.2 million, respectively, while cash distributions declared were approximately $0.7 million and $1.4 million, respectively.  For the eight months ended August 31, 2019 and nine months ended September 2018, approximately 60% and 36%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.  For the eight months ended August 31, 2019 and nine months ended September 2018, approximately 40% and 64%, respectively, of the cash distributions paid to stockholders were considered to be funded with flows provided by financing activities, a component of which included proceeds of our Offering and/or borrowings, whether collateralized by our assets or unsecured.

(4)	Amounts herein are presented for the eight months ended August 31, 2019.

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

Comparability of Financial Data from Period to Period

As a result of our stockholders' approval of our Plan of Dissolution in September 2019 and our adoption of the Liquidation Basis of Accounting effective September 1, 2019, the results of operations for our current year periods are not comparable to our prior year periods.

In addition, due to the adoption of our Plan of Dissolution, we are no longer reporting net operating income, funds from operations or modified fund from operations as we no longer consider these to be relevant key performance metrics since we have adopted the Liquidation Basis of Accounting.

Changes in Net Assets in Liquidation

Period from September 1, 2019 through September 30, 2019

Net assets in liquidation decreased by approximately $118,000 during the period from September 1, 2019 through September 30, 2019.  The primary reason for the decrease in net assets was due to net outflows for corporate expenditures exceeding net inflows from real estate investments.

Related Party Transactions

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for advisory services, selling commissions, dealer manager fees, asset management fees and reimbursement of operating costs.

Our Advisor and its affiliates and related parties also are entitled to reimbursement of certain operating expenses in connection with their provision of services to us, including personnel costs, subject to the limitation that, beginning on the earlier of the Expense Year after (i) we make our first investment or (ii) six months after the commencement of the Offering, we will not reimburse the Advisor for any amount by which operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income in any Expense Year unless approved by the independent directors.  For the Expense Year ended September 30, 2019, our total operating expenses were in excess of this limitation by approximately $35,000.  As of September 30, 2019, we had received cumulative approvals by our independent directors for total operating expenses in excess of this limitation of approximately $0.9 million.  Our independent directors determined that the higher relationship of operating expenses to average invested assets for the Expense Year ended September 30, 2019, was justified given the cost of operating a public company and the MOB Sale undertaken in the second quarter of 2019 in connection with our exploration of strategic alternatives, which further reduced our already limited number of investments.

See Note 11. “Related Party Arrangements” in the accompanying condensed consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2019.

Contractual Obligations

The following table presents our contractual obligations by payment period as of September 30, 2019 (in thousands):

	Payments Due by Period
	2019	2020-2021	2022-2023	Thereafter	Total
Mortgage loans, net (principal and interest)	$69	$667	$6,419	$—	$7,155
	$69	$667	$6,419	$—	$7,155

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We may be exposed to financial market risks, specifically changes in interest rates as we have borrowed money to acquire properties.  As of September 30, 2019, all of our debt is unhedged variable rate debt. Our management objectives related to interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve our objectives, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating interest rate protection opportunities through swaps or caps.

The following is a schedule as of September 30, 2019 of our variable rate debt maturities for the remainder of 2019, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities							Fair
	2019	2020	2021	2022	2023	Thereafter	Total	Value (1)
Variable rate debt	$—	$32	$86	$1,192	$4,840	$—	$6,150	$6,117
Average interest rate on variable rate debt	—	LIBOR + 2.45%	LIBOR + 2.33%	LIBOR + 2.67%	LIBOR + 2.25%		LIBOR + 2.33%

FOOTNOTE:

(1)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on current rates and spreads we would expect to obtain for similar borrowings.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2019, compared to LIBOR rates as of September 30, 2019, would result in annualized fluctuation of interest expense on our current variable rate debt of approximately $0.1 million for the year ending December 31, 2019.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, or the impact of any LIBOR floors or caps that may exist under our debt arrangements.

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

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as supplemented by those set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities - None

Item 4. Mine Safety Disclosure – Not Applicable

Item 5. Other Information - None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement (Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 15, 2017 and incorporated herein by reference.)

3.2	Articles of Amendment (Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 11, 2019.)

3.3	Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2016 and incorporated herein by reference.)

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

101

The following materials from CNL Healthcare Properties II, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Statement of Net Assets, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Changes in Net Assets, (iv) Condensed Consolidated Statements of Operations, (v) Condensed Consolidated Statements of Stockholders’ Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November 2019.

CNL HEALTHCARE PROPERTIES II, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)